Form 10-Q
period 2018-03-31
Level One Bancorp Inc
filed 2018-06-01
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ____________

Commission File Number: 001-38458
LEVEL ONE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	71-1015624 (I.R.S. Employer Identification No.)

32991 Hamilton Court Farmington Hills, MI (Address of principal executive offices)	48334 (Zip code)
(248) 737-0300
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer     ☐                             Accelerated filer         ☐

Non-accelerated filer    ☑                            Smaller reporting company     ☐

Emerging growth company    ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

As of May 31, 2018, the number of shares outstanding of the registrant’s Common Stock, no par value, was 7,746,891 shares.

Level One Bancorp, Inc.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands, except share data)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$39,882	$63,661
Securities available-for-sale	160,349	150,969
Federal Home Loan Bank stock	8,303	8,303
Mortgage loans held for sale, at fair value	1,871	4,548
Loans:
Originated loans	946,179	920,895
Acquired loans	105,175	114,028
Total loans	1,051,354	1,034,923
Less: Allowance for loan losses	(11,506)	(11,713)
Net loans	1,039,848	1,023,210
Premises and equipment	13,282	13,435
Goodwill	9,387	9,387
Other intangible assets, net	612	667
Bank-owned life insurance	11,622	11,542
Income tax benefit	3,026	3,102
Other assets	12,447	12,467
Total assets	$1,300,629	$1,301,291
Liabilities
Deposits:
Noninterest-bearing demand deposits	$298,917	$324,923
Interest-bearing demand deposits	68,479	62,644
Money market and savings deposits	278,042	289,363
Time deposits	467,206	443,452
Total deposits	1,112,644	1,120,382
Borrowings	52,783	47,833
Subordinated notes	14,853	14,844
Other liabilities	9,826	10,272
Total liabilities	1,190,106	1,193,331
Shareholders' equity
Common stock:
Authorized—20,000,000 shares at 3/31/2018 and 12/31/2017
Issued and outstanding—6,584,676 shares at 3/31/2018 and 6,435,461 shares at 12/31/2017	60,886	59,511
Retained earnings	52,568	49,232
Accumulated other comprehensive loss, net of tax	(2,931)	(783)
Total shareholders' equity	110,523	107,960
Total liabilities and shareholders' equity	$1,300,629	$1,301,291

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended March 31,
(In thousands, except per share data)	2018	2017
Interest income
Originated loans, including fees	$11,178	$9,354
Acquired loans, including fees	2,426	3,393
Securities:
Taxable	574	414
Tax-exempt	351	171
Federal funds sold and other	245	115
Total interest income	14,774	13,447
Interest Expense
Deposits	2,178	1,277
Borrowed funds	219	176
Subordinated notes	250	250
Total interest expense	2,647	1,703
Net interest income	12,127	11,744
Provision for loan losses	554	198
Net interest income after provision for loan losses	11,573	11,546
Noninterest income
Service charges on deposits	642	580
Net gain on sale of residential mortgage loans	236	299
Net gain on sale of commercial loans	—	146
Other charges and fees	494	355
Total noninterest income	1,372	1,380
Noninterest expense
Salary and employee benefits	5,956	5,271
Occupancy and equipment expense	1,046	1,012
Professional service fees	266	540
Marketing expense	142	247
Printing and supplies expense	104	113
Data processing expense	436	413
Other expense	1,185	1,081
Total noninterest expense	9,135	8,677
Income before income taxes	3,810	4,249
Income tax provision	642	1,497
Net income	$3,168	$2,752
Earnings per common share:
Basic	$0.48	$0.43
Diluted	$0.47	$0.42
Average common shares outstanding—basic	6,539	6,368
Average common shares outstanding—diluted	6,699	6,603
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Net income	$3,168	$2,752
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(2,505)	122
Tax effect(1)	525	(43)
Net unrealized gains (losses) on securities available-for-sale, net of tax	(1,980)	79
Total comprehensive income, net of tax	$1,188	$2,831
__________________________________________________________________________
(1) There was no tax expense related to reclassification for the three months ended March 31, 2018 and 2017, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2016	$58,306	$39,391	$(1,126)	$96,571
Net income	—	2,752	—	2,752
Other comprehensive income	—	—	79	79
Exercise of stock options (7,200 shares), including tax benefit	74	—	—	74
Stock-based compensation expense	123	—	—	123
Balance at March 31, 2017	$58,503	$42,143	$(1,047)	$99,599
Balance at December 31, 2017	$59,511	$49,232	$(783)	$107,960
Net income	—	3,168	—	3,168
Other comprehensive loss	—	—	(1,980)	(1,980)
Reclass of tax reform adjustments due to early adoption of ASU 2018-02	—	168	(168)	—
Exercise of stock options (118,944 shares)	1,192	—	—	1,192
Stock-based compensation expense	183	—	—	183
Balance at March 31, 2018	$60,886	$52,568	$(2,931)	$110,523
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$3,168	$2,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	332	352
Amortization of core deposit intangibles	55	58
Stock-based compensation expense	183	123
Provision for loan losses	554	198
Net securities premium amortization	306	143
Originations of loans held for sale	(11,114)	(13,774)
Proceeds from sales of loans originated for sale	14,027	22,733
Net gain on sales of loans	(236)	(445)
Accretion on acquired purchase credit impaired loans	(918)	(1,667)
Increase in cash surrender value of life insurance	(80)	(80)
Amortization of debt issuance costs	9	14
Net decrease in accrued interest receivable and other assets	575	1,384
Net decrease in accrued interest payable and other liabilities	(446)	(464)
Deferred income tax benefit (expense)	66	(365)
Other, net	—	7
Net cash provided by operating activities	6,481	10,969
Cash flows from investing activities
Net increase in loans	(16,274)	(6,246)
Principal payments on securities available-for-sale	1,949	2,446
Purchases of securities available-for-sale	(14,140)	(10,431)
Purchases of FHLB Stock	—	(2,475)
Additions to premises and equipment	(199)	(208)
Net cash used in investing activities	(28,664)	(16,914)
Cash flows from financing activities
Net increase (decrease) in deposits	(7,738)	41,934
Change in short-term borrowings	4,968	(2,282)
Repayment of long-term debt	(18)	(2)
Proceeds from exercised stock options	1,192	74
Net cash provided by (used in) financing activities	(1,596)	39,724
Net change in cash and cash equivalents	(23,779)	33,779
Beginning cash and cash equivalents	63,661	19,116
Ending cash and cash equivalents	$39,882	$52,895
Supplemental disclosure of cash flow information:
Interest paid	$2,291	$1,494
Transfer from premises and equipment to other assets	20	—
Transfer from loans to other real estate owned	—	268
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED STATEMENTS
MARCH 31, 2018
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the "Company") was organized to become a bank holding company to establish and operate a new bank, Level One Bank (the "Bank") in Farmington Hills, Michigan. The organization process began in June 2006 and the Company was incorporated on July 17, 2006 under Michigan law. The Bank began operations on October 5, 2007.
Level One Bank is a Michigan banking corporation with depository accounts insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a wide range of business and consumer financial services in the greater Farmington Hills, Novi, Northville, Birmingham, Ferndale, Sterling Heights, Bloomfield Township, Detroit and Grand Rapids areas. Its primary deposit products are checking, interest-bearing demand, savings, and term certificate accounts, and its primary lending products are commercial, residential mortgage, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include federal funds sold.
On July 9, 2017, the Company formed a new subsidiary, Hamilton Court Insurance Company ("Hamilton Court"), which is a wholly owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank, and reinsurance to ten other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. The Hamilton Court insurance subsidiary was designed to insure the risks of the Company and the Bank by providing additional insurance coverage for deductibles, excess limits and uninsured exposures. Hamilton Court is domiciled in Nevada.
On April 24, 2018, the Company sold 1,150,765 shares of common stock in its initial public offering, including 180,000 shares of common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares. The aggregate offering price for the shares sold by the Company was $32.2 million, and after deducting $2.1 million of underwriting discounts and $1.1 million of offering expenses paid to third parties, the Company received total net proceeds of $29.0 million from the initial public offering. In addition, certain selling shareholders participated in the offering and sold an aggregate of 229,235 shares of our common stock at an aggregate offering price of $6.4 million. The Company did not receive any proceeds from the sales of shares by the selling shareholders.
Basis of Presentation and Principles of Consolidation:
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2017, included in our registration statement on Form S-1, as amended, filed with the SEC on April 12, 2018 and declared effective on April 19, 2018.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Hamilton Court, after elimination of significant intercompany transactions and accounts.
Use of Estimates:
To prepare financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, therefore future results could differ. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, expected cash flows from acquired loans, fair value amounts related to business combinations, income taxes, goodwill impairment and those assets and liabilities that require fair value measurement.

Emerging Growth Company Status:
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements we file in the future for as long as we remain an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies.
Recent Accounting Standards:
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)," which provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards. ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount. The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled. Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity's performance, or at a point in time, when control of the goods or services are transferred to the customer.
The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The guidance will be effective for the Company for the fiscal year ended after December 31, 2018. The Company plans to adopt these amendments during the first quarter of 2019.
The Company is continuing to evaluate the impact ASU 2014-09 will have on our consolidated financial statements. Based on this evaluation to date, management has determined that the majority of the revenues earned by the Company are not within the scope of ASU 2014-09, and that some of the revenue streams that have been identified as being in scope would include service charges and interchange fees. Management will continue to evaluate the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09 as well as new disclosures required by these amendments; however, the adoption of ASU 2014-09 is not expected to have a material impact on the Company's consolidated financial statements but is expected to result in additional disclosures.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," to improve the accounting for financial instruments. This ASU requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, as well as the required use of exit pricing when measuring the fair value of financial instruments for disclosure purposes. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and is to be applied prospectively with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is in the planning stages of developing processes and procedures to comply with the disclosures requirements of this ASU, which could impact the disclosures the Company makes related to fair value of its financial instruments. The Company is planning to adopt this new guidance within the time frames stated above.
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to improve transparency and comparability across entities regarding leasing arrangements. This ASU requires the recognition of a separate lease liability representing the required discounted lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements.

This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and is to be applied under a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption. The Company is planning to adopt this new guidance within the time frames stated above.
Allowance for Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining credit loss estimates. This impacts the calculation of the allowance for credit losses for all financial assets measured under the amortized cost basis, including PCI loans at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods after those fiscal years, and is to be applied under a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information as well as has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Company is planning to adopt this new guidance within the time frames stated above.
Investment Securities
The Company elected to early adopt ASU No. 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08")" during the first quarter of 2017. The guidance in ASU 2017-08 shortens the amortization period for certain callable debt securities that are held at a premium to the earliest call date. Debt securities held at a discount will continue to be amortized as a yield adjustment over the life of the instrument. The early adoption of ASU 2017-08 in the first quarter of 2017 did not have a material impact on the Company's Consolidated Financial Statements.
Income Taxes - Tax Cuts and Jobs Act
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)," which allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. In addition, the ASU requires that an entity state if an election to reclassify the tax effects to retained earnings is made, along with a description of other income tax effects that are reclassified from AOCI. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company early adopted the ASU and reclassified $168 thousand from retained earnings to AOCI during the first quarter of 2018.
In May 2018, the FASB issued an update ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulleting No. 118," regarding the accounting implications of the recently issued TCJA. The update clarifies that in a company's financial statements that include the reporting period in which the TCJA was enacted, a company must first reflect the income tax effects of the TCJA in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP will be incomplete but for which a reasonable estimate can be determined. This accounting update is effective immediately. The Company believes its accounting for the income tax effects of the TCJA is complete. Technical corrections or other forthcoming guidance could change how we interpret provisions of the TCJA, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.

NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. government sponsored entities & agencies	$2,395	$—	$(21)	$2,374
State and political subdivision	58,330	361	(1,066)	57,625
Mortgage-backed securities: residential	8,526	7	(434)	8,099
Mortgage-backed securities: commercial	11,290	—	(321)	10,969
Collateralized mortgage obligations: residential	20,042	98	(397)	19,743
Collateralized mortgage obligations: commercial	20,488	4	(747)	19,745
US Treasury	24,269	—	(1,089)	23,180
SBA	14,180	18	(42)	14,156
Corporate Bonds	4,539	—	(81)	4,458
Total available-for-sale	$164,059	$488	$(4,198)	$160,349
December 31, 2017
State and political subdivision	$52,951	$602	$(329)	$53,224
Mortgage-backed securities: residential	8,689	3	(261)	8,431
Mortgage-backed securities: commercial	9,879	12	(72)	9,819
Collateralized mortgage obligations: residential	19,304	125	(208)	19,221
Collateralized mortgage obligations: commercial	20,879	11	(333)	20,557
US Treasury	24,283	—	(710)	23,573
SBA	12,644	10	(38)	12,616
Corporate Bonds	3,545	—	(17)	3,528
Total available-for-sale	$152,174	$763	$(1,968)	$150,969
There were no sales of securities during the three months ended March 31, 2018 and 2017.
The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$1,364	$1,359
One to five years	39,484	38,155
Five to ten years	29,571	28,884
Beyond ten years	93,640	91,951
Total	$164,059	$160,349
Securities pledged at March 31, 2018 and December 31, 2017 had a carrying amount of $27.5 million and $36.5 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank line of credit, repurchase agreements and deposits.
As of March 31, 2018, the Bank held 39 tax-exempt state and local municipal securities totaling $27.1 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The following table summarizes securities with unrealized losses at March 31, 2018 and December 31, 2017 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
March 31, 2018
Available-for-sale
U.S. government sponsored entities & agencies	$2,374	$(21)	$—	$—	$2,374	$(21)
State and political subdivision	30,487	(765)	5,875	(301)	36,362	(1,066)
Mortgage-backed securities: residential	1,821	(69)	5,977	(365)	7,798	(434)
Mortgage-backed securities: commercial	9,148	(249)	1,821	(72)	10,969	(321)
Collateralized mortgage obligations: residential	8,923	(134)	5,177	(263)	14,100	(397)
Collateralized mortgage obligations: commercial	16,263	(675)	2,493	(72)	18,756	(747)
US Treasury	3,875	(90)	19,305	(999)	23,180	(1,089)
SBA	5,291	(28)	332	(14)	5,623	(42)
Corporate Bonds	3,947	(80)	511	(1)	4,458	(81)
Total available -for-sale	$82,129	$(2,111)	$41,491	$(2,087)	$123,620	$(4,198)
December 31, 2017
Available-for-sale
State and political subdivision	$17,285	$(127)	$6,002	$(202)	$23,287	$(329)
Mortgage-backed securities: residential	1,966	(33)	6,226	(228)	8,192	(261)
Mortgage-backed securities: commercial	5,874	(31)	1,867	(41)	7,741	(72)
Collateralized mortgage obligations: residential	4,609	(40)	7,828	(168)	12,437	(208)
Collateralized mortgage obligations: commercial	15,717	(294)	2,813	(39)	18,530	(333)
US Treasury	3,937	(27)	19,637	(683)	23,574	(710)
SBA	8,516	(25)	367	(13)	8,883	(38)
Corporate Bonds	3,528	(17)	—	—	3,528	(17)
Total available -for-sale	$61,432	$(594)	$44,740	$(1,374)	$106,172	$(1,968)
As of March 31, 2018, the Company's investment portfolio consisted of 225 securities, 159 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

NOTE 3—LOANS
The following table presents the recorded investment in loans at March 31, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
March 31, 2018
Commercial real estate	$458,290	$74,332	$532,622
Commercial and industrial	360,452	11,012	371,464
Residential real estate	126,703	19,733	146,436
Consumer	734	98	832
Total	$946,179	$105,175	$1,051,354
December 31, 2017
Commercial real estate	$431,872	$79,890	$511,762
Commercial and industrial	365,679	12,007	377,686
Residential real estate	122,551	21,888	144,439
Consumer	793	243	1,036
Total	$920,895	$114,028	$1,034,923
Information as to nonperforming assets was as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans:
Commercial real estate	$1,946	$2,257
Commercial and industrial	8,192	9,024
Residential real estate	2,838	2,767
Total nonaccrual loans	12,976	14,048
Other real estate owned	—	652
Total nonperforming assets	$12,976	$14,700
Loans 90 days or more past due and still accruing	$263	$440
At March 31, 2018 and December 31, 2017, all of the loans past due over 90 days and still accruing were PCI loans.
Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
March 31, 2018
Commercial real estate	$530,456	$948	$—	$1,218	$532,622
Commercial and industrial	364,646	4,936	134	1,748	371,464
Residential real estate	142,007	3,304	—	1,125	146,436
Consumer	796	31	5	—	832
Total	$1,037,905	$9,219	$139	$4,091	$1,051,354
December 31, 2017
Commercial real estate	$507,250	$3,066	$1,412	$34	$511,762
Commercial and industrial	373,829	1,397	2,455	5	377,686
Residential real estate	138,613	3,808	1,258	760	144,439
Consumer	985	51	—	—	1,036
Total	$1,020,677	$8,322	$5,125	$799	$1,034,923

Impaired Loans
Information as to impaired loans, excluding purchased credit impaired loans, is as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans	$12,976	$14,048
Performing troubled debt restructurings:
Commercial real estate	1,525	—
Commercial and industrial	582	961
Residential real estate	258	261
Total performing troubled debt restructurings	2,365	1,222
Total impaired loans, excluding purchase credit impaired loans	$15,341	$15,270
Troubled Debt Restructurings
The Company assesses loan modifications to determine whether a modification constitutes a troubled debt restructuring ("TDR"). This applies to all loan modifications except for modifications to loans accounted for in pools under ASC 310-30, which are not subject to TDR accounting/classification. For loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower. For loans accounted for individually under ASC 310-30, a modification is considered a TDR when a borrower is experiencing financial difficulties and the effective yield after the modification is less than the effective yield at the time the loan was acquired or less than the effective yield of any re-estimation of cash flows subsequent to acquisition in association with consideration of qualitative factors included within ASC 310-40. All TDRs are considered impaired loans. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.
As of March 31, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $10.1 million and $7.6 million, respectively. The Company has allocated a specific reserve of $999 thousand for those loans at March 31, 2018 and a specific reserve of $975 thousand for those loans at December 31, 2017. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of March 31, 2018, there were $7.7 million of nonperforming TDRs and $2.4 million of performing TDRs included in impaired loans. As of December 31, 2017, there were $6.4 million of nonperforming TDRs and $1.2 million of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified will return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified in TDRs during the three months ended March 31, 2018 and March 31, 2017, by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
March 31, 2018
Commercial real estate	$—	$—	$2,119	3	$2,119	$—	$—
Commercial and industrial	—	—	930	1	930	—	—
Total	$—	$—	$3,049	4	$3,049	$—	$—
March 31, 2017
Residential real estate	$—	$369	$—	2	$369	$—	$—
Total	$—	$369	$—	2	$369	$—	$—

On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following tables present the number of loans modified in TDRs during the previous 12 months for which there was payment default during the twelve month periods ended March 31, 2018 and March 31, 2017, including the recorded investment as of each period end. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	March 31, 2018		Three months ended March 31, 2018
(Dollars in thousands)	Total number of loans	Total recorded investment	Charged off following a subsequent default
Commercial real estate	2	$1,499	$—
Total	2	$1,499	$—

	March 31, 2017		Three months ended March 31, 2017
(Dollars in thousands)	Total number of loans	Total recorded investment	Charged off following a subsequent default
Commercial real estate	2	$289	$—
Commercial and industrial	1	2,196	—
Residential real estate	2	94	—
Total	5	$2,579	$—
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and industrial and commercial real estate loans. This analysis is performed on an annual basis. The Company uses the following definitions for risk ratings:
Pass.    Higher quality loans that do not fit any of the other categories described below. This category includes loans risk rated with the following ratings: cash/stock secured, excellent credit risk, superior credit risk, good credit risk, satisfactory credit risk, and marginal credit risk.
Special Mention.    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.
Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018
Commercial real estate	$516,110	$8,837	$7,628	$47	$532,622
Commercial and industrial	354,269	6,033	11,157	5	371,464
Total	$870,379	$14,870	$18,785	$52	$904,086
December 31, 2017
Commercial real estate	$492,731	$10,664	$8,323	$44	$511,762
Commercial and industrial	361,740	5,945	9,963	38	377,686
Total	$854,471	$16,609	$18,286	$82	$889,448

For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2018
Residential real estate	$143,598	$2,838	$146,436
Consumer	832	—	832
Total	$144,430	$2,838	$147,268
December 31, 2017
Residential real estate	$141,672	$2,767	$144,439
Consumer	1,036	—	1,036
Total	$142,708	$2,767	$145,475
Purchased Credit Impaired Loans:
As part of the Company's previous four acquisitions, the Company acquired purchase credit impaired ("PCI") loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The total balance of all PCI loans from these acquisitions was as follows:

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
March 31, 2018
Commercial real estate	$9,294	$5,891
Commercial and industrial	608	185
Residential real estate	4,015	3,607
Total PCI loans	$13,917	$9,683
December 31, 2017
Commercial real estate	$10,084	$5,771
Commercial and industrial	808	417
Residential real estate	4,068	3,558
Total PCI loans	$14,960	$9,746
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$14,452	$19,893
Accretion of income	(918)	(1,667)
Adjustments to accretable yield	—	11
Balance at end of period	$13,534	$18,237
"Accretion of income" represents the income earned on these loans for the year. "Adjustments to accretable yield" represents the net amount of accretable yield added or removed as a result of the semi-annual re-estimation of expected cash flows.
For the period ended March 31, 2018 and December 31, 2017, respectively, allowance for loans losses on PCI loans decreased by $3 thousand and increased by $234 thousand.

NOTE 4—ALLOWANCE
An allowance for loan losses is maintained to absorb losses from the loan portfolio. The allowance for loan losses is based on management's continuing valuation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans.
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of March 31, 2018, the Company had six PCI loan pools and 14 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for purchased credit impaired loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan's remaining life.
For loans not accounted for under ASC 310-30, the Company individually evaluates certain impaired loans on a quarterly basis and establishes specific allowances for such loans, if required. A loan is considered impaired when it is probable that interest or principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all loans for which the accrual of interest has been discontinued (nonaccrual loans) and all TDRs are considered impaired. The Company individually evaluates nonaccrual loans with book balances of $250 thousand or more, all loans whose terms have been modified in a TDR, and certain other loans. The threshold for individual evaluation is revised on an infrequent basis, generally when economic circumstances change significantly. Specific allowances for impaired loans are estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows. All other impaired loans are individually evaluated by identifying its risk characteristics and applying the standard reserve factor for the corresponding loan pool.
Loans which do not meet the criteria to be individually evaluated are evaluated in homogeneous pools of loans with similar risk characteristics. Business loans are assigned to pools based on the Company's internal risk rating system. Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Company's senior management, generally at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. For business loans not individually evaluated, losses inherent to the pool are estimated by applying standard reserve factors to outstanding principal balances.
The allowance for loans not individually evaluated is determined by applying estimated loss rates to various pools of loans within the portfolios with similar risk characteristics. Estimated loss rates for all pools are updated quarterly, incorporating quantitative and qualitative factors such as recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans (using index-based estimates), and trends with respect to past due and nonaccrual amounts.
Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less any remaining purchase discount.

Information as to loans individually evaluated for impairment, including PCI loans, is as follows:

(Dollars in thousands)	Recorded with no related allowance	Recorded with related allowance	Total recorded investment	Contractual principal balance	Related allowance
March 31, 2018
Individually evaluated impaired loans:
Commercial real estate	$3,438	$5,532	$8,970	$14,530	$899
Commercial and industrial	5,079	3,800	8,879	10,390	1,037
Residential real estate	1,998	3,167	5,165	7,407	178
Total	$10,515	$12,499	$23,014	$32,327	$2,114
December 31, 2017
Individually evaluated impaired loans:
Commercial real estate	$2,222	$5,339	$7,561	$13,536	$876
Commercial and industrial	5,238	5,059	10,297	11,677	1,549
Residential real estate	1,696	3,132	4,828	6,502	154
Total	$9,156	$13,530	$22,686	$31,715	$2,579

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended March 31, 2018
Individually evaluated impaired loans:
Commercial real estate	$9,014	$412	$12
Commercial and industrial	10,144	28	7
Residential real estate	5,230	87	—
Total	$24,388	$527	$19
For the three months ended March 31, 2017
Individually evaluated impaired loans:
Commercial real estate	$5,849	$480	$—
Commercial and industrial	14,435	62	—
Residential real estate	4,303	3	—
Total	$24,587	$545	$—

Activity in the allowance for loan losses and the allocation of the allowance for loans were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended March 31, 2018
Allowance for loan losses:
Beginning Balance	$4,852	$5,903	$950	$8	$11,713
Provision for loan losses	233	268	49	4	554
Gross chargeoffs	(11)	(750)	(50)	(7)	(818)
Recoveries	2	37	18	—	57
Net chargeoffs	(9)	(713)	(32)	(7)	(761)
Ending Allowance for loan losses	$5,076	$5,458	$967	$5	$11,506
March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,019	$17	$—	$1,036
Collectively evaluated for impairment	4,177	4,421	789	5	9,392
Acquired with deteriorated credit quality	899	18	161	—	1,078
Ending Allowance for loan losses	$5,076	$5,458	$967	$5	$11,506
Balance of loans:
Individually evaluated for impairment	$3,437	$8,765	$2,078	$—	$14,280
Collectively evaluated for impairment	523,294	362,514	140,751	832	1,027,391
Acquired with deteriorated credit quality	5,891	185	3,607	—	9,683
Total loans	$532,622	$371,464	$146,436	$832	$1,051,354

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended March 31, 2017
Allowance for loan losses:
Beginning Balance	$4,124	$5,932	$1,030	$3	$11,089
Provision for loan losses	550	(324)	(27)	(1)	198
Gross chargeoffs	—	(91)	(14)	—	(105)
Recoveries	3	30	23	1	57
Net (chargeoffs) recoveries	3	(61)	9	1	(48)
Ending Allowance for loan losses	$4,677	$5,547	$1,012	$3	$11,239
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,480	$18	$—	$1,498
Collectively evaluated for impairment	3,976	4,354	796	8	9,134
Acquired with deteriorated credit quality	876	69	136	—	1,081
Ending Allowance for loan losses	$4,852	$5,903	$950	$8	$11,713
Balance of loans:
Individually evaluated for impairment	$2,222	$9,976	$1,778	$—	$13,976
Collectively evaluated for impairment	503,769	367,293	139,103	1,036	1,011,201
Acquired with deteriorated credit quality	5,771	417	3,558	—	9,746
Total loans	$511,762	$377,686	$144,439	$1,036	$1,034,923

NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Land	$2,197	$2,197
Building	9,129	9,132
Leasehold improvements	1,655	1,655
Furniture, fixtures and equipment	5,763	5,614
Total premises and equipment	$18,744	$18,598
Less: Accumulated depreciation	5,462	5,163
Net premises and equipment	$13,282	$13,435
Depreciation expense was $332 thousand and $352 thousand for the three months ended March 31, 2018 and 2017, respectively.
The Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense for the three months ended March 31, 2018 and 2017, was $252 thousand and $180 thousand, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company has acquired two banks, Lotus Bank in March 2015 and Bank of Michigan in March 2016, which resulted in the recognition of $4.6 million and $4.8 million of goodwill, respectively. Goodwill was $9.4 million at both March 31, 2018 and December 31, 2017.
Goodwill is not amortized but is evaluated at least annually for impairment. The Company's most recent annual goodwill impairment review performed as of September 30, 2017 did not indicate that an impairment of goodwill existed. The Company also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through March 31, 2018 and that the Company's goodwill was not impaired at March 31, 2018.
There was no change in goodwill for the three months ended March 31, 2018 and year ended December 31, 2017.
Acquired Intangible Assets:    The Company has recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Gross carrying amount	$2,045	$2,045
Accumulated amortization	(1,433)	(1,378)
Net Intangible	$612	$667
Aggregate amortization expense was $55 thousand and $58 thousand for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our long-term debt and short-term borrowings.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase	$1,287	0.30%	$1,319	0.30%
FHLB Advances	40,000	1.58	35,000	1.25
Total short-term borrowings	41,287	1.54	36,319	1.22
Long-term debt:
Secured borrowing due in 2022	1,496	1.00	1,514	1.00
FHLB advances due in 2022	10,000	1.75	10,000	1.75
Subordinated notes due in 2025(2)	14,853	6.38	14,844	6.38
Total long-term debt	26,349	4.32	26,358	4.31
Total short-term and long-term borrowings	$67,636	2.62%	$62,677	2.52%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) The March 31, 2018 balance includes subordinated debentures of $15.0 million and debt issuance costs of $147 thousand. The December 31, 2017 balance includes subordinated debentures of $15.0 million and debt issuance costs of $156 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The advances were secured by a blanket lien on $322.5 million of real estate-related loans as of March 31, 2018. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to $93.7 million at March 31, 2018.
At March 31, 2018, the Company had $1.3 million of repurchase agreements outstanding, which mature overnight. These borrowings are secured by collateralized mortgage obligations with a fair value of $1.9 million at March 31, 2018. Additionally, the Company had a secured borrowing of $1.5 million as of March 31, 2018 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
As of March 31, 2018, the Company had outstanding $15.0 million of subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature no later than December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 Capital Event or tax event. The notes are subordinated to all other borrowings. At March 31, 2018, there was $147 thousand of debt issuance costs remaining, which are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Securities sold under agreements to repurchase
Average Daily Balance	$1,198	$1,116
Weighted-average rate	0.30%	0.30%
Maximum month-end balance	$1,287	$1,085
FHLB Advances
Average Daily Balance	$44,112	$80,500
Weighted-average rate	1.51%	0.70%
Maximum month-end balance	$40,000	$120,000
NOTE 8—INCOME TAXES
The Company records its federal income tax expense using its estimate of the effective income tax rate expected for the full year and applies that rate on a year-to-date basis. The fluctuations in the Company’s effective federal income tax rate reflect changes related to interest income exempt from federal taxation and other nondeductible expenses relative to income tax credits.

A reconciliation of expected income tax expense using the federal statutory rate of 21% and 35% as of March 31, 2018 and 2017, respectively, and actual income tax expense is as follows:

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Income tax expense based on Federal statutory rate	$800	$1,487
Changes resulting from:
Tax-exempt income	88	81
Other, net	(246)	(71)
Income tax expense	$642	$1,497

NOTE 9—STOCK BASED COMPENSATION
2007 Stock Option Plan
On January 16, 2008, the shareholders of the Company, by majority vote, approved the Level One Bancorp, Inc. 2007 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan was intended to promote equity ownership of the Company by (i) selected officers and employees of the Company and the Bank; (ii) directors of the Company and the Bank; and (iii) the organizers. Such ownership was intended to promote the proprietary interest of the individuals to whom stock options will be granted ("Optionees"), to attract and retain qualified officers, employees and directors, and to further align the interests of Optionees with the interests of the Company's shareholders.
The Company's Board of Directors had reserved (with consent of the Company's shareholders) 630,265 shares of common stock for issuance under the Stock Option Plan. During the three months ended March 31, 2018, the Company granted 30,000 stock options. No options were granted during the three months ended March 31, 2017.
The term of the options is ten years and options vest over three years, one-third each year. The Company will use authorized but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.

Expected volatilities are based on historical volatilities of the Company's common stock, which is not actively traded. The Company expects all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the stock options granted was determined using the following weighted-average assumptions as of grant date:

March 31, 2018
Risk Free Interest Rate	2.83%
Expected Term (years)	7.0
Expected Volatility	0.04%
Dividend Yield	—%
Weighted average fair value of options granted	$4.46
The employee stock option activity for the period ended March 31, 2018 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 1/1/2018	484,147	$13.96	4.7	$5,247
Granted	30,000	24.80
Exercised	118,944	10.03
Forfeited	9,885	10.00
Outstanding at 3/31/2018	385,318	$16.12	6.5	$3,420
Exercisable at 3/31/2018	292,808	$14.58	5.9	$3,052
Share-based compensation expense charged against income was $42 thousand and $44 thousand for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, there was $218 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 1.43 years.
2014 Equity Incentive Plan
Under the 2014 Equity Incentive Plan, the Company could grant restricted stock awards to its directors ("Plan A") and employees ("Plan B"). The Company had reserved 150,000 shares of common stock for issuance under the 2014 Equity Incentive Plan. Restricted stock awards are participating shares that vest upon completion of future service requirements. If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited. The fair value of these awards is equal to the fair value of the stock as of the issuance date and determined by using an independent valuation. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest. For Plan A, restricted stock awards granted during the three months ended March 31, 2018 and 2017 were 19,670 and 21,400, respectively and fully vest after 3 years. For Plan B, restricted stock awards granted during the three months ended March 31, 2018 and 2017 were 10,601 and 11,577, respectively and vested one fourth at quarter ends.
A summary of changes in the Company's nonvested shares for the period ended March 31, 2018 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2018	30,150	$22.03
Granted	30,271	24.80
Vested	2,648	24.80
Nonvested at 3/31/2018	57,773	$23.35

Total expense for restricted stock awards totaled $141 thousand and $78 thousand for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $1.0 million of total unrecognized compensation cost related to nonvested shares granted under the 2014 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.03 years. The total fair value of shares vested during the three months ended March 31, 2018, was $66 thousand.
2018 Equity Incentive Plan
On March 15, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Compensation Plan ("2018 Plan"). The 2018 Plan became effective upon shareholder approval at the annual shareholders meeting held on April 17, 2018. Under the 2018 Plan, the Company can grant incentive and non-qualified stock options, stock awards, stock appreciation rights, and other incentive awards to directors and employees of, and certain service providers to, the Company and its subsidiaries. The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. Once the 2018 Plan became effective, no further awards may be granted from the Stock Option Plan or the 2014 Equity Incentive Plan. However, any outstanding equity award granted under the Stock Option Plan or the 2014 Equity Incentive Plan will remain subject to the terms of such plans until the time it is no longer outstanding.
NOTE 10—OFF-BALANCE SHEET ACTIVITIES
In the normal course of business, the Company offers a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include outstanding commitments to extend credit, credit lines, commercial letters of credit and standby letters of credit. These are agreements to provide credit, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment.
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$7,893	$5,243	$5,041	$8,837
Unused lines of credit	9,892	195,615	12,407	189,787
Unused standby letters of credit	2,409	240	3,584	1,411
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 4.75% to 6.15% and maturities ranging from 1 to 10 years.

NOTE 11—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of March 31, 2018, the Company and Bank met all capital adequacy requirements to which they were subject.
Effective January 1, 2015, the new Basel III regulatory capital framework as approved by federal banking agencies became effective, which is subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III established a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016. The capital conservation buffer was 1.875% for March 31, 2018 and was 1.25% at December 31, 2017.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At March 31, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital (to Risk Weighted Assets)
Consolidated	$130,221	11.87%	$87,772	8.00%	$101,486	9.88%
Bank	126,935	11.58%	87,707	8.00%	101,412	9.88%	$109,634	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$103,859	9.47%	$65,829	6.00%	$79,543	7.88%
Bank	115,426	10.53%	65,781	6.00%	79,485	7.88%	$87,707	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$103,859	9.47%	$49,372	4.50%	$63,086	6.38%
Bank	115,426	10.53%	49,335	4.50%	63,040	6.38%	$71,262	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$103,859	8.15%	$50,954	4.00%	$50,954	4.00%
Bank	115,426	9.07%	50,889	4.00%	50,889	4.00%	$63,211	5.00%
December 31, 2017
Total Capital (to Risk Weighted Assets)
Consolidated	$125,472	11.55%	$86,940	8.00%	$100,525	9.25%
Bank	123,496	11.37%	86,917	8.00%	100,498	9.25%	$108,646	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$98,912	9.10%	$65,205	6.00%	$78,790	7.25%
Bank	111,781	10.29%	65,188	6.00%	78,768	7.25%	$86,917	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$98,912	9.10%	$48,904	4.50%	$62,488	5.75%
Bank	111,781	10.29%	48,891	4.50%	62,472	5.75%	$70,620	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$98,912	7.92%	$49,978	4.00%	$49,978	4.00%
Bank	111,781	8.96%	49,893	4.00%	49,893	4.00%	$62,366	5.00%
_______________________________________________________________________________
(1)Reflects the capital conservation buffer of 1.875% and 1.25% applicable during 2018 and 2017, respectively.

NOTE 12—FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3—Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
        Investment Securities:    Securities available for sale are recorded at fair value on a recurring basis as follows: the fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). No securities are valued using a Level 3 approach.
        Loans Held for Sale, at Fair Value:    The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). Mortgage banking related derivatives including interest rate locks with customers and commitments to sell loans are also recorded at fair value using observable market data as of the measurement date (Level 2) but were not significant at period ended March 31, 2018 or December 31, 2017.
        Loans Measured at Fair Value:    During the normal course of business, loans originated with the initial intention to sell but not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment at fair value as the Company adopted the fair value option at origination. The fair value of these loans is determined by obtaining fair value pricing from a third-party software, and then layering an additional adjustment, ranging from 5 to 75 basis points, as determined by management, depending on the reason for the transfer. Due to the adjustments made, the Company classifies the loans transferred from loans held for sale as recurring Level 3.
        Impaired Loans:    The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate or collateral appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification.
        Other Real Estate Owned:    The fair value of other real estate owned is based on recent real estate appraisals which are generally updated annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales, cost, and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Other real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Management monitors the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Securities available for sale:
U.S. government sponsored entities and agencies	$2,374	$—	$2,374	$—
State and political subdivision	57,625	—	57,625	—
Mortgage-backed securities: residential	8,099	—	8,099	—
Mortgage-backed securities: commercial	10,969	—	10,969	—
Collateralized mortgage obligations: residential	19,743	—	19,743	—
Collateralized mortgage obligations: commercial	19,745	—	19,745	—
US Treasury	23,180	—	23,180	—
SBA	14,156	—	14,156	—
Corporate Bonds	4,458	—	4,458	—
Total securities available for sale	160,349	—	160,349	—
Loans held for sale	1,871	—	1,871	—
Loans measured at fair value:
Residential real estate	4,159	—	—	4,159
Total assets at fair value	$166,379	$—	$162,220	$4,159
December 31, 2017
Securities available for sale:
State and political subdivision	$53,224	$—	$53,224	$—
Mortgage-backed securities: residential	8,431	—	8,431	—
Mortgage-backed securities: commercial	9,819	—	9,819	—
Collateralized mortgage obligations: residential	19,221	—	19,221	—
Collateralized mortgage obligations: commercial	20,557	—	20,557	—
US Treasury	23,573	—	23,573	—
SBA	12,616	—	12,616	—
Corporate Bonds	3,528	—	3,528	—
Total securities available for sale	$150,969	$—	$150,969	$—
Loans held for sale	4,548	—	4,548	—
Loans measured at fair value:
Residential real estate	4,291	—	—	4,291
Total assets at fair value	$159,808	$—	$155,517	$4,291
There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2018.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

For the three months ended March 31, 2018
Dollars in thousands	Loans held for investment
Balance, beginning of period	$4,291
Transfers from loans held for sale	—
Gains (losses):
Recorded in "Net gain on sale of residential mortgage loans"	(96)
Repayments	(36)
Balance, end of period	$4,159
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of March 31, 2018 and December 31, 2017.
As of March 31, 2018 and December 31, 2017, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Aggregate fair value	$1,871	$4,548
Contractual balance	1,835	4,466
Unrealized gain	36	82
The total amount of gains (losses) from changes in fair value of loans held for sale included in "Net gain on sale of residential mortgage loans" were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Change in fair value	$(46)	$(206)
Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Impaired loans:
Commercial real estate	$1,218	—	—	$1,218
Commercial and industrial	1,748	—	—	1,748
Total impaired loans	2,966	—	—	2,966
Other asset (1)	1,664	—	—	1,664
Total	4,630	—	—	4,630
December 31, 2017
Other real estate owned	$652	—	—	$652
Other asset (1)	1,654	—	—	1,654
Total	$2,306	—	—	$2,306
(1) Impaired other asset represents building and furniture held-for-sale, which had a writedown of $140 thousand during the year ended December 31, 2017 and a writedown of $10 thousand during the three months ended March 31, 2018.
The Company recorded $749 thousand in chargeoffs related to our impaired loans at fair value in the three months ended March 31, 2018. There were no impaired loans at fair value at December 31, 2017.

Other real estate owned measured at fair value had a net carrying amount of $652 thousand at December 31, 2017. There were no write downs in other real estate owned during the year ended December 31, 2017. There were no other real estate owned assets at fair value at March 31, 2018.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Fair value at March 31, 2018	Valuation Technique	Significant Unobservable Input	Range
Impaired loans	$2,966	Appraisal value	Discount for type of collateral and age of appraisal	0-50%
Other asset (building and furniture held for sale)	$1,664	Purchase agreement	Discount for difference between purchase agreement and book value	0-10%

(Dollars in thousands)	Fair value at December 31, 2017	Valuation Technique	Significant Unobservable Input	Range
Other real estate owned	$652	Sales comparison approach per appraisal	Discount for type of collateral and age of appraisal	0-5%
Other asset (building held for sale)	1,654	Sales comparison approach per appraisal	Discount for type of collateral and age of appraisal	0-10%
The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at March 31, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Financial assets:
Cash and cash equivalents	$39,882	$16,391	$23,491	$—
Federal Home Loan Bank stock	8,303	NA	NA	NA
Net loans	1,039,848	—	—	1,035,011
Accrued interest receivable	4,290	—	1,313	2,977
Financial liabilities:
Deposits	1,112,644	—	1,114,381	—
Borrowings	52,783	—	52,283	—
Subordinated notes	14,853	—	15,298	—
Accrued interest payable	1,264	—	1,264	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$63,661	$17,712	$45,949	$—
Federal Home Loan Bank stock	8,303	NA	NA	NA
Net loans	1,023,210	—	—	1,025,319
Accrued interest receivable	3,730	—	807	2,923
Financial liabilities:
Deposits	1,120,382	—	1,122,473	—
Borrowings	47,833	—	47,473	—
Subordinated notes	14,844	—	14,993	—
Accrued interest payable	908	—	908	—

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents
The carrying amounts of cash on hand and non-interest due from bank accounts approximate fair values and are classified as Level 1. The carrying amounts of fed funds sold and interest bearing due from bank accounts approximate fair values and are classified as Level 2.

(b)	FHLB Stock
It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c)	Loans
Fair value of loans, excluding loans held for sale, are estimated as follows: Fair values for all loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are values at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d)	Deposits
The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. Fair values for fixed and variable rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e)	Borrowings
The fair values of the Company's short-term and long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(f)	Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value resulting in a Level 3 classification for receivable and a Level 2 classification for payable, consistent with their associated assets/liabilities.

NOTE 13—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash and cash equivalents	$1,920	$1,158
Investment in banking subsidiary	122,090	120,829
Investment in captive subsidiary	909	663
Income tax benefit	434	339
Other assets	341	30
Total assets	$125,694	$123,019
Liabilities
Long-term debt	$14,853	$14,844
Accrued expenses and other liabilities	318	215
Total liabilities	15,171	15,059
Shareholders' equity	110,523	107,960
Total liabilities and shareholders' equity	$125,694	$123,019

Statements of Income and Comprehensive Income—Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Income
Dividend income from banking subsidiary	$—	$—
Other noninterest income	—	—
Total income	—	—
Expenses
Salaries and employee benefits	47	19
Professional services	7	4
Interest on long-term debt	250	250
Other expenses	10	112
Total expenses	314	385
Income (loss) before income taxes and equity in (overdistributed)/undistributed net earnings of subsidiaries	(314)	(385)
Income tax benefit	97	135
Equity in (overdistributed)/undistributed earnings of subsidiaries	3,385	3,002
Net income	$3,168	$2,752
Other comprehensive income (loss)	$(1,980)	$79
Total comprehensive income, net of tax	$1,188	$2,831
Statements of Cash Flows—Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$3,168	$2,752
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in under distributed earnings of subsidiaries	(3,385)	(3,002)
Stock based compensation expense	82	83
(Increase) decrease in other assets, net	(407)	1,113
Increase in other liabilities, net	112	257
Net cash provided by (used in) operating activities	(430)	1,203
Cash flows from financing activities
Exercise of stock options, including tax benefit	1,192	74
Net cash provided by financing activities	1,192	74
Net increase in cash and cash equivalents	762	1,277
Beginning cash and cash equivalents	1,158	539
Ending cash and cash equivalents	$1,920	$1,816

NOTE 14—EARNINGS PER SHARE
The calculation of basic and diluted earnings per share for each period noted below was as follows:

	For the three months ended March 31,
(In thousands, except per share data)	2018	2017
Basic:
Net Income attributable to common shareholders	$3,168	$2,752
Weighted average common shares outstanding	6,539,305	6,368,441
Basic earnings per share	$0.48	$0.43
Diluted:
Net Income attributable to common shareholders	$3,168	$2,752
Weighted average common shares outstanding	6,539,305	6,368,441
Add: Dilutive effects of assumed exercises of stock options	159,627	234,514
Weighted average common and dilutive potential common shares outstanding	6,698,932	6,602,955
Diluted earnings per common share	$0.47	$0.42
Stock options for 15 thousand shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2018 because they were antidilutive. There were no antidilutive stock options for the three months ended March 31, 2017.

NOTE 15—SUBSEQUENT EVENTS
On April 17, 2018, the Company's shareholders approved the 2018 Plan at the annual shareholders meeting. Under the 2018 Plan, the Company can grant incentive and non-qualified stock options, stock awards, stock appreciation rights, and other incentive awards to directors and employees of, and certain service providers to, the Company and its subsidiaries. The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. Since the approval of the 2018 Plan, no further awards may be granted under the Stock Option Plan or the 2014 Equity Incentive Plan. However, any outstanding equity award granted under the Stock Option Plan or the 2014 Equity Incentive Plan will remain subject to the terms of such plans until the time it is no longer outstanding.
On April 24, 2018, the Company sold 1,150,765 shares of common stock in its initial public offering, including 180,000 shares of common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares. The aggregate offering price for the shares sold by the Company was $32.2 million, and after deducting $2.1 million of underwriting discounts and $1.1 million of offering expenses paid to third parties, the Company received total net proceeds of $29.0 million from the initial public offering. In addition, certain selling shareholders participated in the offering and sold an aggregate of 229,235 shares of our common stock at an aggregate offering price of $6.4 million. The Company did not receive any proceeds from the sales of shares by the selling shareholders.
During the quarter ended March 31, 2018, the Company took a chargeoff of $734 thousand on one of its nonaccrual loans, due to the uncertainty of sale of the customer's business, and therefore deemed the loan collateral dependent and the entire collateral shortfall was charged off at month-end. On April 27, 2018, the sale of the business supporting the nonaccrual loan closed and the Company received a full recovery of the $734 thousand charge off taken in March.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2018. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Registration Statement on Form S–1, which contains audited financial statements of the Company as of and for the year ended December 31, 2017, previously filed with the SEC. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements." These statements are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe" or "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Critical Accounting Policies
Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States. Our critical accounting policies require reliance on estimates and assumptions, which are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances, but may prove to be inaccurate or can be subject to variations. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations.
The most critical of these significant accounting policies are set forth in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Statements in our consolidated financial statements as of and for the periods ended December 31, 2017, and 2016 included in our registration statement on Form S-1 filed with the SEC. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2017.
Overview
Level One Bancorp, Inc. is a bank holding company headquartered in Farmington Hills, Michigan, with its primary branch operations in southeastern Michigan and Grand Rapids, Michigan. Through our wholly owned subsidiary, Level One Bank, we offer a broad range of loan products to the residential and commercial markets, as well as retail and business banking services.
Since 2007, we have grown substantially through organic growth and a series of four successful acquisitions, all of which have been fully integrated into our operations. We have made significant investments over the last several years in hiring additional staff and upgrading technology and system security. In 2016, we opened our first branch in the Grand Rapids market and we plan on expanding our footprint in western Michigan in the future. In the third quarter of 2017, we opened our second location in Bloomfield Township located in Oakland County.
We had net income of $3.2 million for the three months ended March 31, 2018, compared to $2.8 million for the three months ended March 31, 2017.
As of March 31, 2018, the Company had total consolidated assets of $1.30 billion, total consolidated deposits of $1.11 billion and total consolidated shareholders' equity of $110.5 million.
We continue to focus on growing our commercial business, commercial real estate and residential mortgage lending portfolios. At March 31, 2018, we had $1.05 billion in total loans. Of this amount $105.2 million, or 10.0%, consisted of loans we acquired (all of which were recorded to their estimated fair values at the time of acquisition), and $946.2 million, or 90.0%, consisted of loans we originated.
Recent Developments
On April 24, 2018, the Company sold 1,150,765 shares of common stock in its initial public offering, including 180,000 shares of common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares. The aggregate offering price for the shares sold by the Company was $32.2 million, and after deducting $2.1 million of underwriting discounts and $1.1 million of offering expenses paid to third parties, the Company received total net proceeds of $29.0 million. In addition, certain selling shareholders participated in the offering and sold an aggregate of 229,235 shares of our common stock at an aggregate offering price of $6.4 million. The Company did not receive any proceeds from the sales of shares by the selling shareholders. All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-223866), which was declared effective by the SEC on April 19, 2018.

Summary Consolidated Financial Information
(Unaudited)

	As of and for the three months ended,
	March 31,	December 31,	March 31,
(Dollars in thousands, except per share data)	2018	2017	2017
Earnings Summary
Interest income	$14,774	$14,378	$13,447
Interest expense	2,647	2,374	1,703
Net interest income	12,127	12,004	11,744
Provision for loan losses	554	956	198
Noninterest income	1,372	1,394	1,380
Noninterest expense	9,135	9,193	8,677
Income before income taxes	3,810	3,250	4,249
Income tax provision	642	2,317	1,497
Net income	$3,168	$933	$2,752

Per Share Data
Basic earnings per common share	$0.48	$0.15	$0.43
Diluted earnings per common share	0.47	0.14	0.42
Book value per common share	16.79	16.78	15.59
Tangible book value per share (1)	15.27	15.21	13.99
Shares outstanding (in thousands)	6,585	6,435	6,387
Average basic common shares (in thousands)	6,539	6,403	6,368
Average diluted common shares (in thousands)	6,699	6,630	6,603

Selected Period End Balances
Total assets	$1,300,629	$1,301,291	$1,169,759
Securities available-for-sale	160,349	150,969	108,497
Total loans	1,051,354	1,034,923	960,990
Total deposits	1,112,644	1,120,382	966,858
Total liabilities	1,190,106	1,193,331	1,070,160
Total shareholders' equity	110,523	107,960	99,599
Tangible shareholders' equity (1)	100,524	97,906	89,369

Performance and Capital Ratios
Return on average assets	1.00%	0.29%	0.96%
Return on average equity	11.64	3.40	11.28
Net interest margin (fully taxable equivalent) (2)	4.03	4.01	4.34
Total shareholders' equity to total assets	8.50	8.30	8.51
Tangible equity to tangible assets (1)	7.79	7.58	7.71
Common equity tier 1 capital	9.47	9.10	8.92
Tier 1 leverage ratio	8.15	7.92	7.89
Tier 1 risk-based capital	9.47	9.10	8.92
Total risk-based capital	11.87	11.55	11.48

Asset Quality Ratios:
Net charge-offs to average loans	0.29%	0.35%	0.02%
Nonperforming assets as a percentage of total assets	1.00	1.13	1.40
Nonperforming loans as a percent of total loans	1.23	1.36	1.65
Allowance for loan losses as a percentage of period-end loans	1.09	1.13	1.17
Allowance for loan losses as a percentage of nonperforming loans	88.67	83.38	71.04
Allowance for loan losses as a percentage of nonperforming loans, excluding allowance allocated to loans accounted for under ASC 310-30	80.36	75.68	65.70
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below.
(2) Presented on a tax equivalent basis using a 35% tax rate for 2017 periods and 21% tax rate for 2018 period.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in this report are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include tangible shareholders' equity, tangible book value per share and the ratio of tangible shareholders' equity to tangible assets. Our management uses these non-GAAP financial measures in its analysis of our performance, and we believe financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. We calculate: (i) tangible shareholders' equity as total shareholders' equity less core deposit intangibles and goodwill; (ii) tangible book value per share as tangible shareholders' equity divided by shares of common stock outstanding; and (iii) tangible assets as total assets, less core deposit intangibles and goodwill.

The following presents these non-GAAP financial measures along with their most directly comparable financial measure calculated in accordance with GAAP:

	As of and for the three months ended,
	March 31,	December 31,	March 31,
(Dollars in thousands, except per share data)	2018	2017	2017

Total shareholders' equity	$110,523	$107,960	$99,599
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	612	667	843
Tangible shareholders' equity	$100,524	$97,906	$89,369

Shares outstanding (in thousands)	6,585	6,435	6,387
Tangible book value per share	$15.27	$15.21	$13.99

Total assets	$1,300,629	$1,301,291	$1,169,759
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	612	667	843
Tangible assets	$1,290,630	$1,291,237	$1,159,529

Tangible equity to tangible assets	7.79%	7.58%	7.71%

Results of Operations
Net Income
We had net income for the three months ended March 31, 2018 of $3.2 million, or $0.47 per diluted common share, compared to $2.8 million, or $0.42 per diluted common share, for the three months ended March 31, 2017. The increase of $416 thousand in net income year over year primarily reflects a decrease in income tax provision of $855 thousand and an increase in net interest income of $383 thousand, partially offset by an increase in noninterest expense of $458 thousand and an increase in provision for loan losses of $356 thousand.
Net Interest Income
Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities.
We had net interest income of $12.1 million and $11.7 million  for the three months ended March 31, 2018 and 2017, respectively. The three months ended March 31, 2018 included a $1.3 million increase in interest income as well as a $944 thousand increase in interest expense compared to March 31, 2017. The increase in interest income was primarily driven by an increase of $857 thousand in interest and fees on loans and an increase of $340 thousand in interest income from investment securities, whereas the increase in interest expense was primarily driven by an increase of $901 thousand in deposit interest expense. The change in interest and fees on loans and interest income from investment securities for the three months ended March 31, 2018 compared to March 31, 2017, was primarily driven by the growth in total loans and investment securities portfolios. The increase in deposit interest expense during the three months ended March 31, 2018 was primarily due to an increase in deposits as well as higher average rates paid on deposits compared to the three months ended March 31, 2017.
Our net interest margin (FTE) for the three months ended March 31, 2018 decreased 31 basis points to 4.03% from 4.34% for the three months ended March 31, 2017. Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended March 31, 2018 and 2017, the average yield on total loans was 5.32% and 5.38%, respectively. The yield on total loans was impacted by 30 basis points and 58 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended March 31, 2018 and 2017, benefited by 25 basis points and 50 basis points, respectively, as a result of the excess accretable yield. As of March 31, 2018 and December 31, 2017, our remaining accretable yield was $13.5 million and $14.5 million, respectively, and our nonaccretable difference was $10.1 million for both periods.
The following tables set forth information related to our average balance sheet, average yields on assets, and average rates of liabilities for the periods indicated. We derived these yields by dividing income or expense by the average daily balance of the corresponding assets or liabilities. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended,
	March 31, 2018			March 31, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Average Rate/ Yield(2)	Average Balance	Interest Income/ Expense(1)	Average Rate/ Yield(2)
Interest-earning assets:
Gross loans(3)	$1,037,045	$13,604	5.32%	$961,479	$12,747	5.38%
Investment securities(4):
Taxable	102,135	574	2.28	78,464	414	2.14
Tax-exempt	54,996	351	3.16	28,705	171	3.53
Interest-earning cash balances	27,090	106	1.59	27,439	59	0.87
Federal Home Loan Bank stock	8,303	139	6.78	7,738	56	2.95
Total interest-earning assets	1,229,569	14,774	4.90%	1,103,825	13,447	4.94%
Non-earning assets:
Cash and due from banks	18,531			18,336
Premises and equipment	13,362			15,631
Goodwill	9,387			9,387
Other intangible assets, net	644			878
Bank-owned life insurance	11,570			11,241
Allowance for loan losses	(11,822)			(11,168)
Other non-earning assets	12,195			10,347
Total assets	$1,283,436			$1,158,477
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$63,501	$51	0.33%	$57,464	$39	0.27%
Money market and savings deposits	273,699	548	0.81	287,154	374	0.53
Time deposits	456,555	1,579	1.40	317,690	864	1.10
Borrowings	56,819	219	1.56	105,446	176	0.68
Subordinated notes	14,844	250	6.83	14,791	250	6.86
Total interest-bearing liabilities	865,418	2,647	1.24%	782,545	1,703	0.88%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	298,681			268,286
Other liabilities	8,931			8,716
Shareholders' equity	110,406			98,930
Total liabilities and shareholders' equity	$1,283,436			$1,158,477
Net interest income		$12,127			$11,744
Interest spread			3.66%			4.06%
Net interest margin(5)			4.00%			4.31%
Tax equivalent effect			0.03%			0.03%
Net interest margin on a fully tax equivalent basis			4.03%			4.34%
_______________________________________________________________________________

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)
Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $78 thousand on tax-exempt securities for both the three months ended March 31, 2018 and 2017, respectively, using the statutory tax rate of 21% for March 31, 2018 and 35% for March 31, 2017.

(3)	Includes nonaccrual loans.

(4)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The table below presents the effect of volume and rate changes on interest income and expense for the periods indicated. Changes in volume are changes in the average balance multiplied by the previous year's average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate. The average rate for tax-exempt securities is reported on a fully taxable equivalent basis.

	For the three months ended March 31, 2018 vs 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(135)	$993	$857
Investment securities:
Taxable	28	132	160
Tax-exempt	13	167	180
Interest-earning cash balances	48	(1)	47
FHLB Stock	78	4	83
Total interest income	32	1,295	1,327
Interest-bearing liabilities
Interest-bearing demand deposits	8	4	12
Money market and savings deposits	191	(18)	174
Time deposits	274	441	715
Subordinated debt	(1)	1	—
Borrowings	152	(109)	43
Total interest expense	624	319	944
Change in net interest income	$(592)	$976	$383
Provision for Loan Losses
We established an allowance for loan losses through a provision for loan losses charged as an expense in our consolidated statements of income. Management reviews the loan portfolio, consisting of originated loans and purchased loans, on a quarterly basis to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semiannually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of March 31, 2018, and December 31, 2017, our remaining accretable yield was $13.5 million and $14.5 million, respectively, and our nonaccretable difference was $10.1 million for both periods, respectively.
The provision for loan losses was $554 thousand for the three months ended March 31, 2018, compared to $198 thousand for the three months ended March 31, 2017. The increase in the provision for loan losses was primarily due to $713 thousand greater net charge-offs and $81 thousand greater general reserve related to net loan growth, partially offset by $438 million less specific reserves recorded related to originated loans between the two periods. Our total nonaccrual loans decreased to $13.0 million at March 31, 2018 compared to $14.0 million at December 31, 2017.

Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Noninterest income
Service charges on deposits	$642	$580
Net gain on sale of residential mortgage loans	236	299
Net gain on sale of commercial loans	—	146
Other charges and fees	494	355
Total noninterest income	$1,372	$1,380
Noninterest income was $1.4 million for both the three months ended March 31, 2018 and 2017. Noninterest income for the three months ended March 31, 2018, compared to the period ended March 31, 2017, benefited primarily from an increase in service charges on deposits of $62 thousand, and increases in interest rate swap fees of $48 thousand and gain on real estate owned of $40 thousand, which are included in other charges and fees in the table above. The increases to these items of noninterest income were offset by a decrease in net gain on sale of loans of $209 thousand. The increase in service charges on deposits was driven by deposit growth as well as higher income from money services business (MSB) due to an increase in fees year over year. The decrease in net gain on sale of loans was driven by a lower volume of loan sales during the three months ended March 31, 2018 reflecting decreased loan originations; the Bank experienced reduced refinancing activity as a result of increased home mortgage rates throughout the quarter.
Noninterest Expense
The following table presents noninterest expense for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Noninterest expense
Salary and employee benefits	$5,956	$5,271
Occupancy and equipment expense	1,046	1,012
Professional service fees	266	540
Marketing expense	142	247
Printing and supplies expense	104	113
Data processing expense	436	413
Other expense	1,185	1,081
Total noninterest expense	$9,135	$8,677
Noninterest expenses increased $458 thousand to $9.1 million for the three months ended March 31, 2018, as compared to $8.7 million for the three months ended March 31, 2017. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $685 thousand, partially offset by a decrease in professional service fees of $274 thousand. The increase in salary and employee benefits between the periods, resulted from an increase of 22 full-time equivalent employees. The decrease in professional services fees was primarily due to lower legal fees and talent recruitment fees between the periods.
Income Taxes and Tax-Related Items
During the three months ended March 31, 2018, we recognized income tax expense of $642 thousand on $3.8 million of pre-tax income resulting in an effective tax rate of 16.9%, compared to the three months ended March 31, 2017, in which we recognized an income tax expense of $1.5 million on $4.2 million of pre-tax income, resulting in an effective tax rate of 35.2%. The decrease in income tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily resulted from the reduction in the federal tax rate as a result of the enactment of the TCJA on December 22, 2017. Please refer to Note 8 - Income Taxes in the Notes to the Consolidated Statements for a reconciliation between expected and actual income tax expense for the three months ended March 31, 2018 and 2017.

Financial Condition
Total assets were $1.30 billion at March 31, 2018 and December 31, 2017. Total assets decreased $662 thousand between these two dates primarily due to a decrease of $23.8 million in cash and cash equivalents, and a $2.7 million decrease in loans held for sale, offset in part by an increase of $16.4 million in gross loans and a $9.3 million increase in securities available-for-sale. The decrease in cash and cash equivalents was primarily due to a $22.5 million decrease in cash balances held with the Federal Reserve Bank. The decrease in loans held for sale was due to fewer loans closed during the first quarter of 2018 than initially anticipated. The increase in loans was primarily driven by the growth in our commercial real estate and residential real estate portfolios. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs.
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Securities available-for-sale:
U.S. government sponsored entities and agencies	$2,374	$—
State and political subdivision	57,625	53,224
Mortgage-backed securities: residential	8,099	8,431
Mortgage-backed securities: commercial	10,969	9,819
Collateralized mortgage obligations: residential	19,743	19,221
Collateralized mortgage obligations: commercial	19,745	20,557
US Treasury	23,180	23,573
SBA	14,156	12,616
Corporate Bonds	4,458	3,528
Total securities available-for-sale	$160,349	$150,969
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At March 31, 2018, total investment securities were $160.3 million, or 12.3% of total assets, compared to $151.0 million, or 11.6% of total assets, at December 31, 2017. The $9.3 million increase in securities available for sale from December 31, 2017 to March 31, 2018, primarily reflected increases in obligations of state and political subdivisions, U.S government sponsored entities and agencies and SBA securities. Securities with a carrying value of $27.5 million and $36.5 million were pledged at March 31, 2018 and December 31, 2017, respectively, to secure borrowings and deposits.
As of March 31, 2018, the Bank held 39 tax-exempt state and local municipal securities totaling $27.1 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available for sale presented in the following table are reported at amortized cost and by contractual maturity as of March 31, 2018 and December 31, 2017. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	March 31, 2018
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$2,395	3.09%	$—	—%
State and political subdivision	316	2.55	5,012	2.20	14,473	2.77	38,529	3.35
Mortgage-backed securities: residential	—	—	—	—	485	1.50	8,041	2.41
Mortgage-backed securities: commercial	—	—	5,304	2.21	5,985	2.66	—	—
CMO: residential	50	2.56	—	—	422	3.09	19,571	2.85
CMO: commercial	—	—	1,864	1.72	5,305	2.69	13,319	2.43
US Treasury	—	—	24,269	1.32	—	—	—	—
SBA	—	—	—	—	—	—	14,180	2.22
Corporate Bonds	998	2.16	3,035	2.36	506	2.95	—	—
Total securities available-for-sale	$1,364	2.26%	$39,484	1.65%	$29,571	2.75%	$93,640	2.86%

	December 31, 2017
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
State and political subdivision	$318	2.56%	$5,034	2.20%	$13,922	2.76%	$33,677	3.33%
Mortgage-backed securities: residential	—	—	—	—	525	1.45	8,164	2.34
Mortgage-backed securities: commercial	—	—	2,837	1.87	7,042	2.57	—	—
CMO: residential	56	2.75	—	—	429	3.09	18,819	2.70
CMO: commercial	—	—	1,896	1.59	5,474	2.66	13,509	2.41
US Treasury	—	—	24,283	1.32	—	—	—	—
SBA	—	—	—	—	—	—	12,644	1.94
Corporate Bonds	—	—	3,039	2.26	506	2.95	—	—
Total securities available-for-sale	$374	2.59%	$37,089	1.57%	$27,898	2.68%	$86,813	2.75%
Loans
Our loan portfolio represents a broad range of borrowers comprised of commercial real estate, commercial and industrial, residential real estate, and consumer financing loans.
Commercial real estate loans consist of term loans secured by a mortgage lien on the real property, such as office and industrial buildings, retail shopping centers and apartment buildings, as well as commercial real estate construction loans that are offered to builders and developers. Commercial real estate loans are then segregated into two classes: non-owner occupied and owner occupied commercial real estate loans. Non-owner occupied loans, which include loans secured by non-owner occupied and nonresidential properties, generally have a greater risk profile than owner-occupied loans, which include loans secured by multifamily structures and owner-occupied commercial structures.
Commercial and industrial loans include financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners.
Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30-year term and, in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. Real estate construction loans are also offered to consumers who wish to build their own homes and are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. Residential real estate loans also include home equity loans and lines of credit that are secured by a first- or second-lien on the borrower's residence. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.
Consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans.
The following table details our loan portfolio by loan type at the dates presented:

	As of March 31, 2018	As of December 31,
(Dollars in thousands)		2017	2016	2015	2014
Commercial real estate:
Non-owner occupied	$360,014	$343,420	$322,354	$240,161	$170,923
Owner occupied	172,608	168,342	169,348	146,487	97,974
Total commercial real estate	532,622	511,762	491,702	386,648	268,897
Commercial and industrial	371,464	377,686	342,069	254,808	202,942
Residential real estate	146,436	144,439	118,730	116,734	91,252
Consumer	832	1,036	892	1,528	1,060
Total loans	$1,051,354	$1,034,923	$953,393	$759,718	$564,151
Total loans were $1.05 billion at March 31, 2018, an increase of $16.4 million from December 31, 2017. The total increase in loans of $16.4 million is primarily due to an increase in commercial real estate loans of $20.9 million and an increase in residential real estate loans of $2.0 million, partially offset by a decrease in commercial and industrial loans of $6.2 million Long term, we expect to increase our concentration in both commercial and industrial and commercial real estate loans, with a goal of our overall loan portfolio mix to be approximately one-half commercial real estate, approximately one-third commercial and industrial loans and the remaining to be a mix of residential real estate and consumer loans. As of March 31, 2018, approximately 50.7% of our loans were commercial real estate, 35.3% were commercial and industrial, and 14.0% were residential real estate and consumer loans.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages are sold to other financial institutions with which we have established a correspondent lending relationship. The Company anticipates establishing direct relationships with Fannie Mae (FNMA) and/or Freddie Mac (FHLMC) in late 2018 or early 2019.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of March 31, 2018.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
March 31, 2018
Commercial real estate	$57,593	$327,828	$147,201	$532,622
Commercial and industrial	160,831	125,615	85,018	371,464
Residential real estate	3,686	10,143	132,607	146,436
Consumer	103	695	34	832
Total Loans	$222,213	$464,281	$364,860	$1,051,354
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$367,432	$171,334
Floating interest rates		96,849	193,526
Total		$464,281	$364,860

Summary of Impaired Assets and Past Due Loans
Nonperforming assets consist of nonaccrual loans and other real estate owned. We do not consider performing troubled debt restructurings (TDRs) to be nonperforming assets, but they are included as part of impaired assets. The level of nonaccrual loans is an important element in assessing asset quality. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is not expected according to the terms of the agreement. Generally, loans are placed on nonaccrual status due to the continued failure by the borrower to adhere to contractual payment terms coupled with other pertinent factors, such as insufficient collateral value.
A loan is categorized as a troubled debt restructuring if a concession is granted, such as to provide for the reduction of either interest or principal due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received.
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes nonhomogeneous loans, such as commercial and industrial and commercial real estate loans. This analysis is performed on an annual basis. The Company uses the following definitions for risk ratings:
Pass.    Higher quality loans that do not fit any of the other categories described below. This category includes loans risk rated with the following ratings: cash/stock secured, excellent credit risk, superior credit risk, good credit risk, satisfactory credit risk, and marginal credit risk.
Special Mention.    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.
Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Purchased credit impaired loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the semi-annual re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments.
Total classified and criticized loans as of March 31, 2018 compared to December 31, 2017 were as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Classified loans:
Substandard	$18,785	$18,286
Doubtful	52	82
Total classified loans	$18,837	$18,368
Special mention	14,870	16,609
Total classified and criticized loans	$33,707	$34,977

A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans more than 90 days past due and still accruing, as of the dates indicated, are presented below

	As of March 31,	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans
Commercial real estate	$1,946	$2,257	$147	$141	$343
Commercial and industrial	8,192	9,024	13,389	309	656
Residential real estate	2,838	2,767	1,498	1,177	880
Total nonaccrual loans(1)	12,976	14,048	15,034	1,627	1,879
Other real estate owned	—	652	258	81	320
Total nonperforming assets	12,976	14,700	15,292	1,708	2,199
Performing troubled debt restructurings
Commercial real estate	1,525	—	290	—	—
Commercial and industrial	582	961	1,018	1,069	794
Residential real estate	258	261	207	279	194
Total performing troubled debt restructurings	2,365	1,222	1,515	1,348	988
Total impaired assets, excluding ASC 310-30 loans	$15,341	$15,922	$16,807	$3,056	$3,187
Loans 90 days or more past due and still accruing	$263	$440	$377	$883	$980
______________________________________________________

(1)	Nonaccrual loans include nonperforming troubled debt restructurings of $7.7 million, $6.4 million, $5.8 million, $564 thousand and $636 thousand, at the respective dates indicated above.
During the three months ended March 31, 2018 and 2017, the Company recorded $39 thousand and $30 thousand of interest income on nonaccrual loans and performing TDRs, respectively.
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $9.7 million, $9.7 million, $11.6 million, $17.6 million and $24.9 million at the respective dates indicated in the table above.
Allowance for Loan Losses
We maintain the allowance for loan losses at a level we believe is sufficient to absorb incurred losses in our loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries.
Purchased Loans
The allowance for loan losses on purchased loans is based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. For purchased credit impaired loans, accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a semi-annual basis with any decline in expected cash flows recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For increases in cash flows expected to be collected, we first reverse any previously recorded allowance for loan losses, then adjust the amount of accretable yield recognized on a prospective basis over the loan's remaining life. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. For non-purchased credit impaired loans acquired in our acquisitions that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced since acquisition. We record an allowance for loan losses only when the calculated amount exceeds the discount remaining from acquisition that was established for the similar period covered in the allowance for loan loss calculation. For all other purchased loans, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans, as described below.
Originated Loans
The allowance for loan losses represents management's assessment of probable credit losses inherent in the loan portfolio. The allowance for loan losses consists of specific components, based on individual evaluation of certain loans, and general components for homogeneous pools of loans with similar risk characteristics.
Impaired loans include loans placed on nonaccrual status and troubled debt restructurings. Loans are considered impaired when based on current information and events it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. When determining if we will be unable to collect all principal and interest payments due in accordance with the original contractual terms of the loan agreement, we consider the borrower's overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
All impaired loans are identified to be individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent.
The allowance for our nonimpaired loans, which includes commercial and industrial and commercial real estate loans that are not individually evaluated for impairment, begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan.
As our operating history is limited and we have grown rapidly, the historical loss estimates for loans prior to 2017 were based primarily on the actual historical loss experienced by our peer banks combined with a small factor representing our own loss history. Starting in 2017, the Company modified its methodology on historical loss analysis to incorporate and fully rely on the Bank's own historical loss data, which did not have a material impact. The historical loss estimates are established by loan type including commercial and industrial and commercial real estate. In addition, consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$11,713	$11,089
Loan charge-offs:
Commercial real estate	(11)	—
Commercial and industrial	(750)	(91)
Residential real estate	(50)	(14)
Consumer	(7)	—
Total loan charge-offs	(818)	(105)
Recoveries of loans previously charged-off:
Commercial real estate	2	3
Commercial and industrial	37	30
Residential real estate	18	23
Consumer	—	1
Total loan recoveries	57	57
Net charge-offs	(761)	(48)
Provision for loan losses	554	198
Balance at end of period	$11,506	$11,239
Allowance for loan losses as a percentage of total loans at period end	1.09%	1.17%
Net loan charge-offs as a percentage of average loans	0.29%	0.02%
Our allowance for loan losses was $11.5 million, or 1.09% of loans, at March 31, 2018 compared to $11.7 million, or 1.12 % of loans at December 31, 2017 and $11.2 million, or 1.17% of loans, at March 31, 2017. The $267 thousand decrease in the allowance for loan losses during the three months ended March 31, 2018 was primarily due to a $462 thousand decrease in specific reserves related to originated loans, partially offset by a $258 thousand increase in general reserves related to net loan growth.

The following table presents, by loan type, the allocation of the allowance for loan losses for the periods presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
March 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,076	50.7%
Commercial and industrial	5,458	35.3%
Residential real estate	967	13.9%
Consumer	5	0.1%
Total loans	$11,506	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5%
Residential real estate	950	14.0%
Consumer	8	0.1%
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9%
Residential real estate	1,030	12.5%
Consumer	3	0.1%
Total loans	$11,089	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$3,299	50.9%
Commercial and industrial	3,256	33.5%
Residential real estate	1,307	15.4%
Consumer	28	0.2%
Total loans	$7,890	100.0%
December 31, 2014
Balance at end of period applicable to:
Commercial real estate	$2,404	47.6%
Commercial and industrial	1,930	36.0%
Residential real estate	1,218	16.2%
Consumer	37	0.2%
Total loans	$5,589	100.0%
Deposits
Total deposits were $1.11 billion at March 31, 2018 and $1.12 billion at December 31, 2017, representing 93.5% and 93.9% of total liabilities at each date, respectively. The decrease in deposits of $7.7 million was due to decreases of $20.1 million in demand deposits and $11.3 million in money market and savings deposits, partially offset by an increase of $23.7 million in time deposits. Our interest-bearing deposit costs were 111 basis points and 78 basis points for the three months ended March 31, 2018 and 2017, respectively. The increase in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the modest increase in overnight market rates, as measured by the targeted federal funds rate. The federal fund rate targets rose 75 basis points during 2017 and 25 basis points during the quarter ended March 31, 2018, with additional increases expected, subject to economic conditions.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Bank. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At March 31, 2018 and December 31, 2017, the Bank had approximately $114.8 million and $87.8 million in brokered deposits, respectively.

Included in the brokered deposits total at March 31, 2018 and December 31, 2017 was $1.8 million and $3.3 million, respectively, in Certificate of Deposit Account Registry Service (CDARS) customer deposit accounts. CDARS customer deposit accounts are similar to other deposit accounts on the Company's books, except that the total deposit amount exceeds the FDIC deposit insurance maximum, and that the CDARS service places the excess funds above the insurance maximum into deposit accounts issued by other banks in the CDARS service, who may be placing their excess deposits above the insurance maximum back with the Bank.
Management understands the importance of core deposits as a stable source of funding and may periodically implement various deposit promotion strategies to encourage core deposit growth, including recent promotions for time deposits, demand deposits and money market deposits. For periods of rising interest rates, management has modeled the aggregate yields for non-maturity deposits and time deposits to increase at a slower pace than the increase in underlying market rates, which results in net interest margin expansion and projections of an increase in net interest income.
The following table set forth the distribution of average deposits by account type for the period indicated.

	Three Months Ended March 31, 2018
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$298,681	27.3%	—%
Interest-bearing demand deposits	63,501	5.8	0.33
Money market and savings deposits	273,699	25.1	0.81
Time deposits	456,555	41.8	1.40
Total deposits	$1,092,436	100.0%	0.81%
The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	March 31, 2018
Maturing in:
3 months or less	$222
3 months to 6 months	106,040
6 months to 1 year	99,066
1 year or greater	93,748
Total	$299,076
Borrowings
Total debt outstanding at March 31, 2018 was $67.6 million, an increase of $5.0 million from $62.7 million at December 31, 2017. The increase in total borrowings was primarily due to an increase of $5.0 million in FHLB advances.
At March 31, 2018, FHLB advances were secured by a blanket lien on $322.5 million of real estate-related loans, and repurchase agreements were secured by collateralized mortgage obligations—residential with a fair value of $1.9 million. At December 31, 2017, FHLB Advances were secured by a blanket lien on $316.5 million of real estate-related loans, and repurchase agreements were secured by collateralized mortgage obligations—residential and commercial, with a fair value of $2.5 million.
As of March 31, 2018, the Company had outstanding $15.0 million of subordinated notes. The notes bear a fixed interest rate of 0.064%% per annum, payable semi-annually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.

Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Securities sold under agreements to repurchase
Average daily balance	$1,198	$1,116
Weighted-average rate	0.30%	0.30%
Maximum month-end balance	$1,287	$1,085
FHLB Advances
Average daily balance	$44,112	$80,500
Weighted-average rate	1.51%	0.70%
Maximum month-end balance	$40,000	$120,000
Capital Resources
The following table summarizes the changes in our shareholders' equity for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$107,960	$96,571
Net income	3,168	2,752
Other comprehensive income (loss)	(1,980)	79
Exercise of stock options, including tax benefit	1,192	74
Stock-based compensation expense, net of shares net settled	183	123
Balance at end of period	$110,523	$99,599
We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.
We are subject to various regulatory capital requirements both at the Company and at the subsidiary bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. We have consistently maintained regulatory capital ratios at or above the well-capitalized standards.
During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Act became effective, which include requirements that are subject to a multi-year phase-in period. These rules modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. When fully phased in on January 1, 2019, the rules will require the Company to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.5% the minimum risk weighted asset ratios. The capital conservation buffer requirement was 1.875% as of March 31, 2018 and 1.25% as of December 31, 2017, which is reflected in the table below.
At March 31, 2018, the Company and the Bank met all the capital adequacy requirements to which they were subject.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement	Actual Capital Ratio
March 31, 2018
Total risk-based capital
Consolidated	8.00%	9.88%	10.00%	11.87%
Level One Bank	8.00%	9.88%	10.00%	11.58%
Tier 1 risk-based capital
Consolidated	6.00%	7.88%	8.00%	9.47%
Level One Bank	6.00%	7.88%	8.00%	10.53%
Common equity tier 1 capital
Consolidated	4.50%	6.38%	6.50%	9.47%
Level One Bank	4.50%	6.38%	6.50%	10.53%
Tier 1 leverage ratio
Consolidated	4.00%	4.00%	5.00%	8.15%
Level One Bank	4.00%	4.00%	5.00%	9.07%
December 31, 2017
Total risk-based capital
Consolidated	8.00%	9.25%	10.00%	11.55%
Level One Bank	8.00%	9.25%	10.00%	11.37%
Tier 1 risk-based capital
Consolidated	6.00%	7.25%	8.00%	9.10%
Level One Bank	6.00%	7.25%	8.00%	10.29%
Common equity tier 1 capital
Consolidated	4.50%	5.75%	6.50%	9.10%
Level One Bank	4.50%	5.75%	6.50%	10.29%
Tier 1 leverage ratio
Consolidated	4.00%	4.00%	5.00%	7.92%
Level One Bank	4.00%	4.00%	5.00%	8.96%
_______________________________________________________________________________

(1)	Reflects the capital conservation buffer of 1.875% and 1.25% applicable during 2018 and 2017, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of March 31, 2018 and December 31, 2017.

	Contractual Maturities as of March 31, 2018
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$996	$1,646	$1,095	$3,103	$6,840
Short-term borrowings	41,287	—	—	—	41,287
Long-term borrowings	—	—	11,496	—	11,496
Subordinated notes	—	—	—	14,853	14,853
Time deposits	396,469	61,958	8,779	—	467,206
Total	$438,752	$63,604	$21,370	$17,956	$541,682

	Contractual Maturities as of December 31, 2017
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$925	$1,576	$1,095	$3,103	$6,699
Short-term borrowings	36,319	—	—	—	36,319
Long-term borrowings	—	—	11,514	—	11,514
Subordinated notes	—	—	—	14,844	14,844
Time deposits	345,817	88,757	8,878	—	443,452
Total	$383,061	$90,333	$21,487	$17,947	$512,828
Off-Balance Sheet Arrangements.    In the normal course of business, the Company offers a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include outstanding commitments to extend credit, credit lines, commercial letters of credit and standby letters of credit. These are agreements to provide credit, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment.
We enter into forward commitments for the future delivery of mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitments to fund the loans. These commitments to fund mortgage loans (interest rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At March 31, 2018, the allowance for off-balance sheet risk was $3 thousand, and included in "Other liabilities" on our consolidated balance sheet.
A summary of the contractual amounts of our exposure to off-balance sheet risk was as follows.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$7,893	$5,243	$5,041	$8,837
Unused lines of credit	9,892	195,615	12,407	189,787
Unused standby letters of credit	2,409	240	3,584	1,411
Of the total unused lines of credit of $205.5 million at March 31, 2018, $34.0 million was comprised of undisbursed construction loan commitments.

Liquidity
Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. Liquidity is monitored and closely managed by the Bank's Asset and Liability Committee (ALCO), a group of senior officers from the finance, enterprise risk management, treasury, and lending areas, as well as two Board members. It is ALCO's responsibility to ensure we have the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and management has plans in place to respond. ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources. In addition, we have implemented modeling software that projects cash flows from the balance sheet under a broad range of potential scenarios, including severe changes in the economic environment.
At March 31, 2018, we had liquid assets of $172.7 million, compared to $178.1 million at December 31, 2017. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
Our bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2018, we had $50.0 million of outstanding borrowings from the FHLB. The advances were secured by a blanket lien on $322.5 million of real estate-related loans as of March 31, 2018. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to an additional $93.7 million. In addition, the Bank can borrow up to $117.0 million through the unsecured lines of credit it has established with nine other banks, as well as $4.9 million through a secured line with the Federal Reserve Bank.
We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. In addition, because Level One Bank is "well capitalized," it can accept wholesale deposits up to approximately $519.5 million based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of March 31, 2018.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	March 31, 2018	December 31, 2017
Investment securities available-for-sale to total assets	12.33%	11.60%
Loans to total deposits	94.49%	92.37%
Interest-earning assets to total assets	96.09%	95.80%
Interest-bearing deposits to total deposits	73.13%	71.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest-rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of our interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. We seek to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. ALCO oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital. Our Board of Directors approves policy limits with respect to interest rate risk.
Interest Rate Risk
Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective interest rate risk management begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk position given business activities, management objectives, market expectations and ALCO policy limits and guidelines.
Interest rate risk can come in a variety of forms, including repricing risk, basis risk, yield curve risk and option risk. Repricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes impact our assets and liabilities. Basis risk is the risk of adverse consequence resulting from unequal change in the spread between two or more rates for different instruments with the same maturity. Yield curve risk is the risk of adverse consequence resulting from unequal changes in the spread between two or more rates for different maturities for the same or different instruments. Option risk in financial instruments arises from embedded options such as options provided to borrowers to make unscheduled loan prepayments, options provided to debt issuers to exercise call options prior to maturity, and depositor options to make withdrawals and early redemptions.
We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. ALCO reviews, on at least a quarterly basis, our interest rate risk position.
The interest-rate risk position is measured and monitored at the Bank using net interest income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest-rate risk exposure.
Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. The models used for these measurements rely on estimates of the potential impact that changes in interest rates may have on the value and prepayment speeds on all components of our loan portfolio, investment portfolio, as well as embedded options and cash flows of other assets and liabilities. Balance sheet growth assumptions are also included in the simulation modeling process. The analysis provides a framework as to what our overall sensitivity position is as of our most recent reported position and the impact that potential changes in interest rates may have on net interest income and the economic value of our equity.
Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.
The estimated impact on our net interest income as of March 31, 2018 and December 31, 2017, assuming immediate parallel moves in interest rates is presented in the table below.

	March 31, 2018		December 31, 2017
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	10.7%	10.4%	14.3%	13.7%
+300 basis points	8.7%	8.7%	11.7%	11.4%
+200 basis points	6.4%	6.5%	8.5%	8.5%
+100 basis points	3.5%	3.6%	4.7%	4.8%
-100 basis points	(2.8)%	(2.7)%	(4.9)%	(5.4)%

Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
We use economic value of equity sensitivity analysis to understand the impact of interest rate changes on long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience.
The table below presents the change in our economic value of equity as of March 31, 2018 and December 31, 2017, assuming immediate parallel shifts in interest rates.

	March 31, 2018	December 31, 2017
+400 basis points	(38.7)%	(34.6)%
+300 basis points	(28.9)%	(25.6)%
+200 basis points	(18.9)%	(16.5)%
+100 basis points	(8.9)%	(7.4)%
-100 basis points	8.8%	7.3%

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits, none of which we expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or to which our property is the subject.

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our prospectus filed with the SEC on April 20, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
On April 24, 2018, the Company sold 1,150,765 shares of common stock in its initial public offering, including 180,000 shares of common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares. The aggregate offering price for the shares sold by the Company was $32.2 million, and after deducting $2.1 million of underwriting discounts and $1.1 million of offering expenses paid to third parties, the Company received total net proceeds of $29.0 million. In addition, certain selling shareholders participated in the offering and sold an aggregate of 229,235 shares of our common stock at an aggregate offering price of $6.4 million. The Company did not receive any proceeds from the sales of shares by the selling shareholders. All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-223866), which was declared effective by the SEC on April 19, 2018 and our Registration Statement on Form S-1 to add securities to the prior Form S-1 pursuant to Rule 462(b) of the Securities Act (File No. 333-224359). Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc. acted as joint book-running managers, and Piper Jaffray & Co. acted as co-managers, for the initial public offering. Our common stock is currently traded on the NASDAQ under the symbol “LEVL”.
There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on April 20, 2018 pursuant to Rule 424(b)(4) under the Securities Act. On April 25, 2018, the Company contributed $20.0 million of the net proceeds of the initial public offering to the Bank.

Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.11*	Level One Bancorp, Inc. 2018 Equity Incentive Plan (incorporate by reference to Exhibit 10.11 in Form S-1 filed 3-23-18)

4.7-4.11*	Form of award agreements for 2018 Equity Incentive Plan (incorporate by reference to Exhibits 4.7-4.11 in Form S-8 filed 4-27-18)

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

----------------------------------------------
* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level One Bancorp, Inc.

Date: June 1, 2018	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2018	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)