Form 10-Q
period 2018-06-30
Level One Bancorp Inc
filed 2018-08-10
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ____________

LEVEL ONE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Commission File Number: 001-38458

Michigan (State or other jurisdiction of incorporation or organization)	71-1015624 (I.R.S. Employer Identification No.)

32991 Hamilton Court Farmington Hills, MI (Address of principal executive offices)	48334 (Zip code)
(248) 737-0300
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: (Check one):

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

As of August 8, 2018, the number of shares outstanding of the registrant’s Common Stock, no par value, was 7,749,116 shares.

Level One Bancorp, Inc.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$34,767	$63,661
Securities available-for-sale	196,047	150,969
Federal Home Loan Bank stock	8,303	8,303
Mortgage loans held for sale, at fair value	3,991	4,548
Loans:
Originated loans	946,724	920,895
Acquired loans	99,065	114,028
Total loans	1,045,789	1,034,923
Less: Allowance for loan losses	(11,465)	(11,713)
Net loans	1,034,324	1,023,210
Premises and equipment	13,144	13,435
Goodwill	9,387	9,387
Other intangible assets, net	557	667
Bank-owned life insurance	11,703	11,542
Income tax benefit	2,510	3,102
Other assets	8,180	12,467
Total assets	$1,322,913	$1,301,291
Liabilities
Deposits:
Noninterest-bearing demand deposits	$320,213	$324,923
Interest-bearing demand deposits	57,060	62,644
Money market and savings deposits	247,542	289,363
Time deposits	440,401	443,452
Total deposits	1,065,216	1,120,382
Borrowings	86,594	47,833
Subordinated notes	14,867	14,844
Other liabilities	12,791	10,272
Total liabilities	1,179,468	1,193,331
Shareholders' equity
Common stock:
Authorized—20,000,000 shares at 6/30/2018 and 12/31/2017
Issued and outstanding—7,748,641 shares at 6/30/2018 and 6,435,461 shares at 12/31/2017	90,201	59,511
Retained earnings	56,383	49,232
Accumulated other comprehensive loss, net of tax	(3,139)	(783)
Total shareholders' equity	143,445	107,960
Total liabilities and shareholders' equity	$1,322,913	$1,301,291

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income
Originated loans, including fees	$11,833	$9,739	$23,011	$19,093
Acquired loans, including fees	2,293	3,438	4,719	6,831
Securities:
Taxable	667	402	1,241	816
Tax-exempt	380	210	731	381
Federal funds sold and other	207	245	452	360
Total interest income	15,380	14,034	30,154	27,481
Interest Expense
Deposits	2,487	1,451	4,665	2,728
Borrowed funds	225	224	444	400
Subordinated notes	253	253	503	503
Total interest expense	2,965	1,928	5,612	3,631
Net interest income	12,415	12,106	24,542	23,850
Provision expense (benefit) for loan losses	(710)	68	(156)	266
Net interest income after provision for loan losses	13,125	12,038	24,698	23,584
Noninterest income
Service charges on deposits	618	718	1,260	1,298
Net gain on sales of securities	—	58	—	58
Net gain on sale of residential mortgage loans	404	413	640	712
Net gain on sale of commercial loans	11	—	11	146
Other charges and fees	419	595	913	950
Total noninterest income	1,452	1,784	2,824	3,164
Noninterest expense
Salary and employee benefits	6,169	5,319	12,125	10,590
Occupancy and equipment expense	1,074	1,012	2,120	2,024
Professional service fees	471	540	737	1,080
Marketing expense	291	232	433	479
Printing and supplies expense	112	121	216	234
Data processing expense	511	479	947	892
Other expense	1,077	1,148	2,262	2,229
Total noninterest expense	9,705	8,851	18,840	17,528
Income before income taxes	4,872	4,971	8,682	9,220
Income tax provision	860	1,650	1,502	3,147
Net income	$4,012	$3,321	$7,180	$6,073
Earnings per common share:
Basic	$0.54	$0.52	$1.02	$0.95
Diluted	$0.53	$0.50	$1.00	$0.92
Average common shares outstanding—basic	7,456	6,391	7,050	6,380
Average common shares outstanding—diluted	7,613	6,606	7,211	6,597
Cash dividends declared per common share	$0.03	$—	$0.06	$—
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$4,012	$3,321	$7,180	$6,073
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(264)	1,649	(2,769)	1,770
Reclassification adjustment for gains included in income	—	(58)	—	(58)
Tax effect(1)	56	(557)	581	(599)
Net unrealized gains (losses) on securities available-for-sale, net of tax	(208)	1,034	(2,188)	1,113
Total comprehensive income, net of tax	$3,804	$4,355	$4,992	$7,186
__________________________________________________________________________
(1) Includes $20 thousand of tax expense related to reclassification for the three and six months ended June 30, 2017.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2016	$58,306	$39,391	$(1,126)	$96,571
Net income	—	6,073	—	6,073
Other comprehensive income	—	—	1,113	1,113
Exercise of stock options (7,200 shares), including tax benefit	151	—	—	151
Stock-based compensation expense	298	—	—	298
Balance at June 30, 2017	$58,755	$45,464	$(13)	$104,206

Balance at December 31, 2017	$59,511	$49,232	$(783)	$107,960
Net income	—	7,180	—	7,180
Other comprehensive loss	—	—	(2,188)	(2,188)
Reclass of tax reform adjustments due to early adoption of ASU 2018-02	—	168	(168)	—
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	29,030	—	—	29,030
Dividend payment of $0.03 share	—	(197)	—	(197)
Exercise of stock options (125,394 shares)	1,257	—	—	1,257
Stock-based compensation expense	403	—	—	403
Balance at June 30, 2018	$90,201	$56,383	$(3,139)	$143,445
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$7,180	$6,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	663	697
Amortization of core deposit intangibles	110	117
Stock-based compensation expense	403	298
Provision expense (benefit) for loan losses	(156)	266
Net securities premium amortization	634	330
Net gain on sales of securities	—	(58)
Originations of loans held for sale	(24,151)	(27,756)
Proceeds from sales of loans originated for sale	25,055	34,908
Net gain on sales of loans	(651)	(858)
Accretion on acquired purchase credit impaired loans	(1,909)	(3,177)
Gain on sale of other real estate owned	(48)	(180)
Increase in cash surrender value of life insurance	(161)	(162)
Amortization of debt issuance costs	23	29
Net decrease in accrued interest receivable and other assets	4,816	1,442
Net increase in accrued interest payable and other liabilities	2,519	3,752
Deferred income tax benefit (expense)	11	(448)
Net cash provided by operating activities	14,338	15,273
Cash flows from investing activities
Net (increase)/decrease in loans	(8,745)	20,133
Principal payments on securities available-for-sale	4,295	4,532
Purchases of securities available-for-sale	(52,776)	(23,127)
Purchases of FHLB Stock	—	(2,475)
Additions to premises and equipment	(391)	(531)
Proceeds from:
Sale of securities available-for-sale	—	4,987
Sale of other real estate owned	700	479
Net cash provided by (used in) investing activities	(56,917)	3,998
Cash flows from financing activities
Net increase/(decrease) in deposits	(55,166)	65,546
Change in short-term borrowings	38,795	13,866
Repayment of long-term debt	(34)	(14,506)
Net proceeds from issuance of common stock related to initial public offering	29,030	—
Proceeds from exercised stock options	1,257	151
Common stock dividend of $0.03 share	(197)	—
Net cash provided by financing activities	13,685	65,057
Net change in cash and cash equivalents	(28,894)	84,328
Beginning cash and cash equivalents	63,661	19,116
Ending cash and cash equivalents	$34,767	$103,444
Supplemental disclosure of cash flow information:
Interest paid	$5,726	$3,593
Income taxes paid	100	1,645
Transfer of loans held for sale to loans held for investment	304	—
Transfer from premises and equipment to other assets	20	1,794
Transfer from loans to other real estate owned	—	268
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED STATEMENTS
JUNE 30, 2018
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
The Bank is a Michigan banking corporation with depository accounts insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a wide range of business and consumer financial services in the greater Farmington Hills, Novi, Northville, Birmingham, Ferndale, Sterling Heights, Bloomfield Township, Detroit and Grand Rapids areas. Its primary deposit products are checking, interest-bearing demand, money market and savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial and industrial, residential real estate, and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include federal funds sold.
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
Basis of Presentation and Principles of Consolidation:
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2017, included in our registration statement on Form S-1, as amended, filed with the SEC on April 12, 2018 and declared effective on April 19, 2018.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Hamilton Court, after elimination of significant intercompany transactions and accounts.
Use of Estimates:
To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, therefore future results could differ. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, expected cash flows from acquired loans, fair value amounts related to business combinations, income taxes, goodwill impairment and those assets and liabilities that require fair value measurement.

Emerging Growth Company Status:
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements we file in the future for as long as we remain an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies.
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
The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The guidance will be effective for the Company for the fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company plans to adopt these amendments within the time frames stated above.
The Company is continuing to evaluate the impact ASU 2014-09 will have on our consolidated financial statements. Based on this evaluation to date, management has determined that the majority of the revenues earned by the Company are not within the scope of ASU 2014-09, and that a few of the revenue streams that have been identified as being in scope would include service charges and interchange fees. Management will continue to evaluate the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09 as well as new disclosures required by these amendments; however, the adoption of ASU 2014-09 is not expected to have a material impact on the Company's consolidated financial statements but is expected to result in additional disclosures.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," to improve the accounting for financial instruments. This ASU requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, as well as the required use of exit pricing when measuring the fair value of financial instruments for disclosure purposes. The guidance will be effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and is to be applied prospectively with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is in the planning stages of developing processes and procedures to comply with the disclosures requirements of this ASU, which could impact the disclosures the Company makes related to fair value of its financial instruments. The Company is planning to adopt this new guidance within the time frames stated above.
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
The guidance will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and is to be applied under a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption. The Company is planning to adopt this new guidance within the time frames stated above.
Allowance for Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining credit loss estimates. This impacts the calculation of the allowance for credit losses for all financial assets measured under the amortized cost basis, including PCI loans at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. The guidance will be effective for the Company for fiscal years beginning after December 15, 2020, including interim periods after that fiscal year, and is to be applied under a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information as well as has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Company is planning to adopt this new guidance within the time frames stated above.
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
In May 2018, the FASB issued an update to ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118," regarding the accounting implications of the recently issued TCJA. The update clarifies that in a company's financial statements that include the reporting period in which the TCJA was enacted, a company must first reflect the income tax effects of the TCJA in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The Company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP will be incomplete but for which a reasonable estimate can be determined. This accounting update is effective immediately. The Company believes its accounting for the income tax effects of the TCJA is complete. Technical corrections or other forthcoming guidance could change how we interpret provisions of the TCJA, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.

NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
U.S. government sponsored entities & agencies	$2,398	$—	$(43)	$2,355
State and political subdivision	67,753	382	(956)	67,179
Mortgage-backed securities: residential	10,626	4	(471)	10,159
Mortgage-backed securities: commercial	12,728	—	(398)	12,330
Collateralized mortgage obligations: residential	21,023	138	(407)	20,754
Collateralized mortgage obligations: commercial	30,721	4	(844)	29,881
US Treasury	24,254	—	(1,164)	23,090
SBA	17,077	—	(122)	16,955
Asset backed securities	3,868	—	(2)	3,866
Corporate Bonds	9,573	—	(95)	9,478
Total available-for-sale	$200,021	$528	$(4,502)	$196,047
December 31, 2017
State and political subdivision	$52,951	$602	$(329)	$53,224
Mortgage-backed securities: residential	8,689	3	(261)	8,431
Mortgage-backed securities: commercial	9,879	12	(72)	9,819
Collateralized mortgage obligations: residential	19,304	125	(208)	19,221
Collateralized mortgage obligations: commercial	20,879	11	(333)	20,557
US Treasury	24,283	—	(710)	23,573
SBA	12,644	10	(38)	12,616
Corporate Bonds	3,545	—	(17)	3,528
Total available-for-sale	$152,174	$763	$(1,968)	$150,969
The proceeds from sales of securities and the associated gains and losses for the periods below are as follows:

	For the three and six months ended June 30,
(Dollars in thousands)	2018	2017
Proceeds	$—	$4,987
Gross gains	—	58
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

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$1,220	$1,216
One to five years	53,564	52,009
Five to ten years	34,652	33,938
Beyond ten years	110,585	108,884
Total	$200,021	$196,047

Securities pledged at June 30, 2018 and December 31, 2017 had a carrying amount of $41.9 million and $36.5 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank line of credit, repurchase agreements and deposits.
As of June 30, 2018, the Bank held 48 tax-exempt state and local municipal securities totaling $33.3 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at June 30, 2018 and December 31, 2017 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
June 30, 2018
Available-for-sale
U.S. government sponsored entities & agencies	$2,355	$(43)	$—	$—	$2,355	$(43)
State and political subdivision	33,106	(577)	8,353	(379)	41,459	(956)
Mortgage-backed securities: residential	2,760	(22)	7,206	(449)	9,966	(471)
Mortgage-backed securities: commercial	10,091	(307)	2,239	(91)	12,330	(398)
Collateralized mortgage obligations: residential	6,996	(137)	6,289	(270)	13,285	(407)
Collateralized mortgage obligations: commercial	22,441	(769)	2,365	(75)	24,806	(844)
US Treasury	3,860	(106)	19,230	(1,058)	23,090	(1,164)
SBA	15,908	(94)	1,047	(28)	16,955	(122)
Asset backed securities	1,938	(2)	—	—	1,938	(2)
Corporate Bonds	6,903	(95)	510	—	7,413	(95)
Total available-for-sale	$106,358	$(2,152)	$47,239	$(2,350)	$153,597	$(4,502)
December 31, 2017
Available-for-sale
State and political subdivision	$17,285	$(127)	$6,002	$(202)	$23,287	$(329)
Mortgage-backed securities: residential	1,966	(33)	6,226	(228)	8,192	(261)
Mortgage-backed securities: commercial	5,874	(31)	1,867	(41)	7,741	(72)
Collateralized mortgage obligations: residential	4,609	(40)	7,828	(168)	12,437	(208)
Collateralized mortgage obligations: commercial	15,717	(294)	2,813	(39)	18,530	(333)
US Treasury	3,937	(27)	19,637	(683)	23,574	(710)
SBA	8,516	(25)	367	(13)	8,883	(38)
Corporate Bonds	3,528	(17)	—	—	3,528	(17)
Total available-for-sale	$61,432	$(594)	$44,740	$(1,374)	$106,172	$(1,968)
As of June 30, 2018, the Company's investment portfolio consisted of 258 securities, 182 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

NOTE 3—LOANS
The following table presents the recorded investment in loans at June 30, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
June 30, 2018
Commercial real estate	$463,350	$70,606	$533,956
Commercial and industrial	352,718	10,521	363,239
Residential real estate	129,908	17,855	147,763
Consumer	748	83	831
Total	$946,724	$99,065	$1,045,789
December 31, 2017
Commercial real estate	$431,872	$79,890	$511,762
Commercial and industrial	365,679	12,007	377,686
Residential real estate	122,551	21,888	144,439
Consumer	793	243	1,036
Total	$920,895	$114,028	$1,034,923
Information as to nonperforming assets was as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial real estate	$2,557	$2,257
Commercial and industrial	5,983	9,024
Residential real estate	2,737	2,767
Total nonaccrual loans	11,277	14,048
Other real estate owned	—	652
Total nonperforming assets	$11,277	$14,700
Loans 90 days or more past due and still accruing	$259	$440
At June 30, 2018 and December 31, 2017, all of the loans 90 days or more past due and still accruing were PCI loans.
Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
June 30, 2018
Commercial real estate	$532,658	$1,298	$—	$—	$533,956
Commercial and industrial	362,573	498	1	167	363,239
Residential real estate	143,942	2,239	203	1,379	147,763
Consumer	788	43	—	—	831
Total	$1,039,961	$4,078	$204	$1,546	$1,045,789
December 31, 2017
Commercial real estate	$507,250	$3,066	$1,412	$34	$511,762
Commercial and industrial	373,829	1,397	2,455	5	377,686
Residential real estate	138,613	3,808	1,258	760	144,439
Consumer	985	51	—	—	1,036
Total	$1,020,677	$8,322	$5,125	$799	$1,034,923

Impaired Loans
Information as to impaired loans, excluding purchased credit impaired loans, is as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans	$11,277	$14,048
Performing troubled debt restructurings:
Commercial real estate	1,517	—
Commercial and industrial	578	961
Residential real estate	364	261
Total performing troubled debt restructurings	2,459	1,222
Total impaired loans, excluding purchase credit impaired loans	$13,736	$15,270
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
As of June 30, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $10.8 million and $7.6 million, respectively. The Company has allocated a specific reserve of $988 thousand for those loans at June 30, 2018 and a specific reserve of $975 thousand for those loans at December 31, 2017. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of June 30, 2018, there were $8.3 million of nonperforming TDRs and $2.5 million of performing TDRs included in impaired loans. As of December 31, 2017, there were $6.4 million of nonperforming TDRs and $1.2 million of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified will return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified as TDRs during the three and six months ended June 30, 2018 and six months ended June 30, 2017, by type of concession granted. There were no loans modified as TDRs during the three months ended June 30, 2017. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
For the three months ended June 30, 2018
Commercial real estate	$—	$—	$691	1	$691	$101	$—
Commercial and industrial	138	—	93	2	231	—	—
Residential real estate	—	—	110	2	110	—	5
Total	$138	$—	$894	5	$1,032	$101	$5
For the six months ended June 30, 2018
Commercial real estate	$—	$—	$2,793	4	$2,793	$101	$—
Commercial and industrial	138	—	1,004	3	1,142	—	—
Residential real estate	—	—	110	2	110	—	5
Total	$138	$—	$3,907	9	$4,045	$101	$5
For the six months ended June 30, 2017
Residential real estate	$—	$366	$—	2	$366	$—	$—
Total	$—	$366	$—	2	$366	$—	$—
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following tables present the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three and six months ended June 30, 2018 and June 30, 2017, including the recorded investment as of each period end. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	Three months ended June 30, 2018			Six months ended June 30, 2018
(Dollars in thousands)	Total number of loans	Total recorded investment	Charged off following a subsequent default	Total number of loans	Total recorded investment	Charged off following a subsequent default
Commercial real estate	—	$—	$—	1	$1,149	$11
Total	—	$—	$—	1	$1,149	$11

	Three months ended June 30, 2017			Six months ended June 30, 2017
(Dollars in thousands)	Total number of loans	Total recorded investment	Charged off following a subsequent default	Total number of loans	Total recorded investment	Charged off following a subsequent default
Commercial real estate	2	$287	$2	2	$287	$2
Commercial and industrial	—	—	—	1	882	—
Residential real estate	—	—	—	1	301	—
Total	2	$287	$2	4	$1,470	$2
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018
Commercial real estate	$519,536	$6,223	$7,455	$742	$533,956
Commercial and industrial	346,989	7,332	8,918	—	363,239
Total	$866,525	$13,555	$16,373	$742	$897,195
December 31, 2017
Commercial real estate	$492,731	$10,664	$8,323	$44	$511,762
Commercial and industrial	361,740	5,945	9,963	38	377,686
Total	$854,471	$16,609	$18,286	$82	$889,448
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2018
Residential real estate	$145,026	$2,737	$147,763
Consumer	831	—	831
Total	$145,857	$2,737	$148,594
December 31, 2017
Residential real estate	$141,672	$2,767	$144,439
Consumer	1,036	—	1,036
Total	$142,708	$2,767	$145,475
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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
June 30, 2018
Commercial real estate	$10,038	$5,863
Commercial and industrial	617	119
Residential real estate	5,208	3,530
Total PCI loans	$15,863	$9,512
December 31, 2017
Commercial real estate	$10,084	$5,771
Commercial and industrial	808	417
Residential real estate	4,068	3,558
Total PCI loans	$14,960	$9,746
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$13,534	$18,237	$14,452	$19,893
Accretion of income	(991)	(1,510)	(1,909)	(3,177)
Adjustments to accretable yield	(159)	123	(159)	134
Other activity, net	6	—	6	—
Balance at end of period	$12,390	$16,850	$12,390	$16,850
"Accretion of income" represents the income earned on these loans for the year. "Adjustments to accretable yield" represents the net amount of accretable yield added or removed as a result of the semi-annual re-estimation of expected cash flows.
For the six months ended June 30, 2018 and year ended December 31, 2017, respectively, allowance for loans losses on PCI loans decreased by $96 thousand and increased by $234 thousand.

NOTE 4—ALLOWANCE
An allowance for loan losses is maintained to absorb losses from the loan portfolio. The allowance for loan losses is based on management's continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans.
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of June 30, 2018, the Company had six PCI loan pools and 12 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for purchased credit impaired loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan's remaining life.
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
Loans which do not meet the criteria to be individually evaluated are evaluated in pools of loans with similar risk characteristics. Business loans are assigned to pools based on the Company's internal risk rating system. Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Company's senior management, generally at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. For business loans not individually evaluated, losses inherent to the pool are estimated by applying standard reserve factors to outstanding principal balances.
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

Information as to loans individually evaluated for impairment, including impaired PCI loans, is as follows:

(Dollars in thousands)	Recorded with no related allowance	Recorded with related allowance	Total recorded investment	Contractual principal balance	Related allowance
June 30, 2018
Individually evaluated impaired loans:
Commercial real estate	$4,039	$5,506	$9,545	$14,081	$828
Commercial and industrial	2,930	3,597	6,527	7,425	1,026
Residential real estate	1,973	3,390	5,363	7,163	154
Total	$8,942	$12,493	$21,435	$28,669	$2,008
December 31, 2017
Individually evaluated impaired loans:
Commercial real estate	$2,222	$5,339	$7,561	$13,536	$876
Commercial and industrial	5,238	5,059	10,297	11,677	1,549
Residential real estate	1,696	3,132	4,828	6,502	154
Total	$9,156	$13,530	$22,686	$31,715	$2,579

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended June 30, 2018
Individually evaluated impaired loans:
Commercial real estate	$9,571	$434	$—
Commercial and industrial	6,829	23	112
Residential real estate	5,375	93	—
Total	$21,775	$550	$112
For the six months ended June 30, 2018
Individually evaluated impaired loans:
Commercial real estate	$9,650	$846	$—
Commercial and industrial	9,335	48	112
Residential real estate	5,309	181	—
Total	$24,294	$1,075	$112
For the three months ended June 30, 2017
Individually evaluated impaired loans:
Commercial real estate	$6,011	$430	$—
Commercial and industrial	13,824	59	—
Residential real estate	4,472	77	—
Total	$24,307	$566	$—
For the six months ended June 30, 2017
Individually evaluated impaired loans:
Commercial real estate	$6,009	$915	$—
Commercial and industrial	14,365	121	—
Residential real estate	4,590	156	—
Total	$24,964	$1,192	$—

Activity in the allowance for loan losses and the allocation of the allowance for loans were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended June 30, 2018
Allowance for loan losses:
Beginning Balance	$5,076	$5,458	$967	$5	$11,506
Provision for loan losses	85	(799)	(4)	8	(710)
Gross chargeoffs	(101)	(5)	—	(8)	(114)
Recoveries	—	769	14	—	783
Net (chargeoffs) recoveries	(101)	764	14	(8)	669
Ending Allowance for loan losses	$5,060	$5,423	$977	$5	$11,465
For the six months ended June 30, 2018
Allowance for loan losses:
Beginning Balance	$4,852	$5,903	$950	$8	$11,713
Provision for loan losses	318	(528)	42	12	(156)
Gross chargeoffs	(112)	(758)	(47)	(15)	(932)
Recoveries	2	806	32	—	840
Net (chargeoffs) recoveries	(110)	48	(15)	(15)	(92)
Ending Allowance for loan losses	$5,060	$5,423	$977	$5	$11,465
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,001	$22	$—	$1,023
Collectively evaluated for impairment	4,232	4,397	823	5	9,457
Acquired with deteriorated credit quality	828	25	132	—	985
Ending Allowance for loan losses	$5,060	$5,423	$977	$5	$11,465
Balance of loans:
Individually evaluated for impairment	$4,039	$6,408	$2,160	$—	$12,607
Collectively evaluated for impairment	524,054	356,712	142,073	831	1,023,670
Acquired with deteriorated credit quality	5,863	119	3,530	—	9,512
Total loans	$533,956	$363,239	$147,763	$831	$1,045,789

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended June 30, 2017
Allowance for loan losses:
Beginning Balance	$4,677	$5,547	$1,012	$3	$11,239
Provision for loan losses	141	80	(154)	1	68
Gross chargeoffs	—	(10)	(69)	—	(79)
Recoveries	11	132	32	1	176
Net (chargeoffs) recoveries	11	122	(37)	1	97
Ending Allowance for loan losses	$4,829	$5,749	$821	$5	$11,404
For the six months ended June 30, 2017
Allowance for loan losses:
Beginning Balance	$4,124	$5,932	$1,030	$3	$11,089
Provision for loan losses	691	(244)	(181)	—	266
Gross chargeoffs	—	(101)	(83)	—	(184)
Recoveries	14	162	55	2	233
Net (chargeoffs) recoveries	14	61	(28)	2	49
Ending Allowance for loan losses	$4,829	$5,749	$821	$5	$11,404
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,480	$18	$—	$1,498
Collectively evaluated for impairment	3,976	4,354	796	8	9,134
Acquired with deteriorated credit quality	876	69	136	—	1,081
Ending Allowance for loan losses	$4,852	$5,903	$950	$8	$11,713
Balance of loans:
Individually evaluated for impairment	$2,222	$9,976	$1,778	$—	$13,976
Collectively evaluated for impairment	503,769	367,293	139,103	1,036	1,011,201
Acquired with deteriorated credit quality	5,771	417	3,558	—	9,746
Total loans	$511,762	$377,686	$144,439	$1,036	$1,034,923

NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Land	$2,197	$2,197
Building	9,173	9,132
Leasehold improvements	1,656	1,655
Furniture, fixtures and equipment	5,887	5,614
Total premises and equipment	$18,913	$18,598
Less: Accumulated depreciation	5,769	5,163
Net premises and equipment	$13,144	$13,435
Depreciation expense was $331 thousand and $345 thousand for the three months ended June 30, 2018 and 2017, respectively, and $663 thousand and $697 thousand for the six months ended June 30, 2018 and 2017, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense for the three months ended June 30, 2018 and 2017, was $253 thousand and $194 thousand respectively, and $505 thousand and $374 thousand for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company acquired two banks, Lotus Bank in March 2015 and Bank of Michigan in March 2016, which resulted in the recognition of $4.6 million and $4.8 million of goodwill, respectively. Goodwill was $9.4 million at both June 30, 2018 and December 31, 2017.
Goodwill is not amortized but is evaluated at least annually for impairment. The Company's most recent annual goodwill impairment review performed as of September 30, 2017 did not indicate that an impairment of goodwill existed. The Company also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through June 30, 2018 and that the Company's goodwill was not impaired at June 30, 2018.
There was no change in goodwill for the three and six months ended June 30, 2018 and year ended December 31, 2017.
Acquired Intangible Assets:    The Company has recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Gross carrying amount	$2,045	$2,045
Accumulated amortization	(1,488)	(1,378)
Net Intangible	$557	$667
Aggregate amortization expense was $55 thousand and $59 thousand for the three months ended June 30, 2018 and 2017, respectively, and $110 thousand and $117 thousand for the six months ended June 30, 2018 and 2017, respectively.

NOTE 7 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
FHLB line of credit	$41	2.26%	$—	—%
Securities sold under agreements to repurchase	10,073	2.07	1,319	0.30
FHLB Advances	65,000	1.94	35,000	1.25
Total short-term borrowings	75,114	1.96	36,319	1.22
Long-term debt:
Secured borrowing due in 2022	1,480	1.00	1,514	1.00
FHLB advances due in 2022	10,000	1.75	10,000	1.75
Subordinated notes due in 2025(2)	14,867	6.38	14,844	6.38
Total long-term debt	26,347	4.32	26,358	4.31
Total short-term and long-term borrowings	$101,461	2.57%	$62,677	2.52%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) The June 30, 2018 balance includes subordinated notes of $15.0 million and debt issuance costs of $133 thousand. The December 31, 2017 balance includes subordinated notes of $15.0 million and debt issuance costs of $156 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The advances were secured by a blanket lien on $349.3 million of real estate-related loans as of June 30, 2018. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $109.5 million at June 30, 2018.
At June 30, 2018, the Company had $458 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by securities with a fair value of $1.8 million at June 30, 2018. Additionally, at June 30, 2018, the Company had $9.6 million of securities sold under agreements to repurchase with Bank of Montreal, which mature weekly, and were secured by securities with a fair value of $9.6 million.
The Company had a secured borrowing of $1.5 million as of June 30, 2018 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
As of June 30, 2018, the Company had outstanding $15.0 million of subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature no later than December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event. The notes are subordinated to all other borrowings. At June 30, 2018, there was $133 thousand of debt issuance costs remaining, which are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
FHLB Line of Credit
Average Daily Balance	$3,866	$—	$4,624	$3,516
Weighted-average rate	2.13%	—%	1.95%	0.90%
Maximum month-end balance	$29,827	$—	$29,827	$38,781
Securities sold under agreements to repurchase
Average Daily Balance	$2,121	$599	$1,662	$856
Weighted-average rate	2.07%	0.30%	2.07%	0.30%
Maximum month-end balance	$10,507	$553	$10,934	$1,085
FHLB Advances
Average Daily Balance	$31,099	$31,714	$34,889	$12,429
Weighted-average rate	1.29%	0.97%	1.41%	0.82%
Maximum month-end balance	$65,000	$80,000	$65,000	$120,000
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

A reconciliation of expected income tax expense using the federal statutory rate of 21% and 35% as of June 30, 2018 and 2017, respectively, and actual income tax expense is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Income tax expense based on Federal statutory rate	$1,023	$1,740	$1,823	$3,227
Changes resulting from:
Tax-exempt income	97	106	185	187
Other, net	(260)	(196)	(506)	(267)
Income tax expense	$860	$1,650	$1,502	$3,147

NOTE 9—STOCK BASED COMPENSATION
2007 Stock Option Plan
On January 16, 2008, the shareholders of the Company approved the Level One Bancorp, Inc. 2007 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan was intended to promote equity ownership of the Company by (i) selected officers and employees of the Company and the Bank; (ii) directors of the Company and the Bank; and (iii) the organizers. Such ownership was intended to promote the proprietary interest of the individuals to whom stock options will be granted ("Optionees"), to attract and retain qualified officers, employees and directors, and to further align the interests of Optionees with the interests of the Company's shareholders.
The Company's Board of Directors had reserved (with consent of the Company's shareholders) 630,265 shares of common stock for issuance under the Stock Option Plan. During the six months ended June 30, 2018, the Company granted 30,000 stock options. No options were granted during the six months ended June 30, 2017.

The term of the options is ten years and options vest over three years, one-third each year. The Company will use authorized but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock, which is not actively traded. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the stock options granted was determined using the following weighted-average assumptions as of grant date:

June 30, 2018
Risk Free Interest Rate	2.83%
Expected Term (years)	7.0
Expected Volatility	0.04%
Dividend Yield	—%
Weighted average fair value of options granted	$4.46
The employee stock option activity for the six months ended June 30, 2018 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 1/1/2018	484,147	$13.96	4.70	$6,399
Granted	30,000	24.80
Exercised	125,394	10.03
Forfeited	9,885	10.00
Outstanding at 6/30/2018	378,868	$16.22	6.30	$4,151
Exercisable at 6/30/2018	286,358	$14.68	5.72	$3,581
Share-based compensation expense charged against income was $48 thousand and $45 thousand for the three months ended June 30, 2018 and 2017, and $90 thousand and $89 thousand for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, there was $170 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.
2014 Equity Incentive Plan
Under the 2014 Equity Incentive Plan ("2014 Plan"), the Company could grant restricted stock awards to its directors ("Plan A") and employees ("Plan B"). Restricted stock awards are participating shares that vest upon completion of future service requirements. If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited. The fair value of these awards is equal to the fair value of the stock as of the issuance date and determined by using an independent valuation. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest.
The Company had reserved 150,000 shares of common stock for issuance under the 2014 Plan. During the six months ended June 30, 2018, the Company granted 30,271 restricted stock awards under the 2014 Plan.
2018 Equity Incentive Plan
On March 15, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Compensation Plan ("2018 Plan"). The 2018 Plan became effective upon shareholder approval at the annual shareholders meeting held on April 17, 2018. Under the 2018 Plan, the Company can grant incentive and non-qualified stock options, stock awards, stock appreciation rights, and other incentive awards to directors and employees of, and certain service providers to, the Company and its subsidiaries. Once the 2018 Plan became effective, no further awards could be granted from the Stock Option Plan or the 2014 Plan. However, any outstanding equity award granted under the Stock Option Plan or the 2014 Plan will remain subject to the terms of such plans until the time it is no longer outstanding.

The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the six months ended June 30, 2018, the Company granted 6,750 restricted stock awards under the 2018 Plan.
A summary of changes in the Company's nonvested shares for the six months ended June 30, 2018 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2018	30,150	$22.03
Granted	37,021	25.53
Vested	5,299	24.80
Nonvested at 6/30/2018	61,872	$23.88
Total expense for restricted stock awards totaled $171 thousand and $130 thousand for the three months ended June 30, 2018 and 2017, and $312 thousand and $208 thousand for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $1.0 million of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan. The cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the three and six months ended June 30, 2018, was $66 thousand and $131 thousand respectively.

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
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$19,411	$775	$5,041	$8,837
Unused lines of credit	9,418	221,743	12,407	189,787
Unused standby letters of credit	4,374	182	3,584	1,411
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 4.75% to 6.15% and maturities ranging from 1 to 10 years.

NOTE 11—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of June 30, 2018, the Company and Bank met all capital adequacy requirements to which they were subject.
During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective, certain provisions of which are subject to a multi-year phase-in period. These rules modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. When fully phased in on January 1, 2019, the rules will require the Company to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.5% the minimum risk-weighted assets ratios. The capital conservation buffer was 1.875% for June 30, 2018 and was 1.25% at December 31, 2017.
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
At June 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total Capital (to Risk Weighted Assets)
Consolidated	$163,372	14.44%	$90,482	8.00%	$111,745	9.88%
Bank	151,263	13.38%	90,454	8.00%	111,710	9.88%	$113,067	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$137,021	12.11%	$67,862	6.00%	$89,125	7.88%
Bank	139,779	12.36%	67,840	6.00%	89,097	7.88%	$90,454	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$137,021	12.11%	$50,896	4.50%	$72,159	6.38%
Bank	139,779	12.36%	50,880	4.50%	72,137	6.38%	$73,494	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$137,021	10.60%	$51,705	4.00%	$51,705	4.00%
Bank	139,779	10.83%	51,637	4.00%	51,637	4.00%	$64,547	5.00%
December 31, 2017
Total Capital (to Risk Weighted Assets)
Consolidated	$125,472	11.55%	$86,940	8.00%	$100,525	9.25%
Bank	123,496	11.37%	86,917	8.00%	100,498	9.25%	$108,646	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$98,912	9.10%	$65,205	6.00%	$78,790	7.25%
Bank	111,781	10.29%	65,188	6.00%	78,768	7.25%	$86,917	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$98,912	9.10%	$48,904	4.50%	$62,488	5.75%
Bank	111,781	10.29%	48,891	4.50%	62,472	5.75%	$70,620	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$98,912	7.92%	$49,978	4.00%	$49,978	4.00%
Bank	111,781	8.96%	49,893	4.00%	49,893	4.00%	$62,366	5.00%
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
        Loans Held for Sale, at Fair Value:    The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). Mortgage banking related derivatives including interest rate locks with customers and commitments to sell loans are also recorded at fair value using observable market data as of the measurement date (Level 2) but were not significant at period ended June 30, 2018 or December 31, 2017.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Securities available for sale:
U.S. government sponsored entities and agencies	$2,355	$—	$2,355	$—
State and political subdivision	67,179	—	67,179	—
Mortgage-backed securities: residential	10,159	—	10,159	—
Mortgage-backed securities: commercial	12,330	—	12,330
Collateralized mortgage obligations: residential	20,754		20,754	—
Collateralized mortgage obligations: commercial	29,881	—	29,881	—
US Treasury	23,090	—	23,090	—
SBA	16,955	—	16,955	—
Asset backed securities	3,866	—	3,866	—
Corporate Bonds	9,478	—	9,478	—
Total securities available for sale	196,047	—	196,047	—
Loans held for sale	3,991	—	3,991	—
Loans measured at fair value:
Residential real estate	4,414	—	—	4,414
Total assets at fair value	$204,452	$—	$200,038	$4,414
December 31, 2017
Securities available for sale:
State and political subdivision	$53,224	$—	$53,224	$—
Mortgage-backed securities: residential	8,431	—	8,431	—
Mortgage-backed securities: commercial	9,819	—	9,819	—
Collateralized mortgage obligations: residential	19,221	—	19,221	—
Collateralized mortgage obligations: commercial	20,557	—	20,557	—
US Treasury	23,573	—	23,573	—
SBA	12,616	—	12,616	—
Corporate Bonds	3,528	—	3,528	—
Total securities available for sale	$150,969	$—	$150,969	$—
Loans held for sale	4,548	—	4,548	—
Loans measured at fair value:
Residential real estate	4,291	—	—	4,291
Total assets at fair value	$159,808	$—	$155,517	$4,291
There were no transfers between levels within the fair value hierarchy, within a specific category, during the six months ended June 30, 2018.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Loans held for investment
For the three months ended June 30, 2018
Beginning balance	$4,159
Transfers from loans held for sale	304
Gains (losses):
Recorded in "Net gain on sale of residential mortgage loans"	(16)
Repayments	(33)
Ending balance	$4,414
For the six months ended June 30, 2018
Beginning balance	$4,291
Transfers from loans held for sale	304
Gains (losses):
Recorded in "Net gain on sale of residential mortgage loans"	(112)
Repayments	(69)
Ending balance	$4,414
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of June 30, 2018 and December 31, 2017.
As of June 30, 2018 and December 31, 2017, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Aggregate fair value	$3,991	$4,548
Contractual balance	3,878	4,466
Unrealized gain	113	82
The total amount of gains (losses) from changes in fair value of loans held for sale included in "Net gain on sale of residential mortgage loans" were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Change in fair value	$77	$57	$31	$(149)

Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Impaired loans:
Commercial real estate	$1,149	—	—	$1,149
Commercial and industrial	47	—	—	47
Total	$1,196	—	—	$1,196
December 31, 2017
Other real estate owned	$652	—	—	$652
Other assets (1)	1,654	—	—	1,654
Total	$2,306	—	—	$2,306
(1) Impaired other assets represent building and furniture held-for-sale, which had a writedown of $140 thousand during the year ended December 31, 2017 and a writedown of $10 thousand during the six months ended June 30, 2018. The building held for sale was sold prior to June 30, 2018.
The Company recorded $16 thousand in chargeoffs related to impaired loans at fair value in the six months ended June 30, 2018. There were no chargeoffs taken in the three months ended June 30, 2018 related to the above impaired loans at fair value. There were no impaired loans at fair value at December 31, 2017.
Other real estate owned measured at fair value had a net carrying amount of $652 thousand at December 31, 2017. There were no write downs in other real estate owned during the year ended December 31, 2017. There were no other real estate owned assets at fair value at June 30, 2018.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Fair value at June 30, 2018	Valuation Technique(s)	Significant Unobservable Input(s)	Discount %
Impaired loans	$1,196	Appraisal value	Discount for type of collateral and age of appraisal	0%

(Dollars in thousands)	Fair value at December 31, 2017	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Other real estate owned	$652	Sales comparison approach per appraisal	Discount for type of collateral and age of appraisal	0-5%
Other assets (building held for sale)	1,654	Sales comparison approach per appraisal	Discount for type of collateral and age of appraisal	0-10%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at June 30, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Financial assets:
Cash and cash equivalents	$34,767	$18,038	$16,729	$—
Federal Home Loan Bank stock	8,303	NA	NA	NA
Net loans	1,034,324	—		1,039,634
Accrued interest receivable	3,744	—	1,045	2,699
Financial liabilities:
Deposits	1,065,216	—	1,067,381	—
Borrowings	86,594	—	86,110	—
Subordinated notes	14,867	—	15,034	—
Accrued interest payable	794	—	794	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$63,661	$17,712	$45,949	$—
Federal Home Loan Bank stock	8,303	NA	NA	NA
Net loans	1,023,210	—	—	1,025,319
Accrued interest receivable	3,730	—	807	2,923
Financial liabilities:
Deposits	1,120,382	—	1,122,473	—
Borrowings	47,833	—	47,473	—
Subordinated notes	14,844	—	14,993	—
Accrued interest payable	908	—	908	—
The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents
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
Fair value of loans, excluding loans held for sale, are estimated as follows: Fair values for all loans are estimated using present value of future estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. Impaired loans are values at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d)	Deposits
The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. Fair values for fixed and variable rate certificates of deposit are estimated using a present value of future estimated cash flows calculation that applies interest rates currently being offered on certificates of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e)	Borrowings
The fair values of the Company's short-term and long-term borrowings are estimated using present value of future estimated cash flows using current interest rates offered to the Company for similar types of borrowing arrangements, resulting in a Level 2 classification.

(f)	Subordinated notes
The fair value of the Company's subordinated notes is calculated based on present value of future estimated cash flows using current interest rates offered to the Company for similar types of borrowing arrangements, resulting in a Level 2 classification.
(g) Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value resulting in a Level 3 classification for receivable and a Level 2 classification for payable, consistent with their associated assets/liabilities.

NOTE 13—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$10,468	$1,158
Investment in banking subsidiary	146,203	120,829
Investment in captive subsidiary	1,149	663
Income tax benefit	152	339
Other assets	417	30
Total assets	$158,389	$123,019
Liabilities
Subordinated notes	$14,867	$14,844
Accrued expenses and other liabilities	77	215
Total liabilities	14,944	15,059
Shareholders' equity	143,445	107,960
Total liabilities and shareholders' equity	$158,389	$123,019

Statements of Income and Comprehensive Income—Parent Company

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Expenses
Interest on subordinated notes	$253	$253	$503	$503
Salaries and employee benefits	39	10	86	29
Professional services	7	219	14	223
Other expenses	219	115	229	227
Total expenses	518	597	832	982
Loss before income taxes and equity in undistributed net earnings of subsidiaries	(518)	(597)	(832)	(982)
Income tax benefit	106	209	203	344
Equity in undistributed earnings of subsidiaries	4,424	3,709	7,809	6,711
Net income	$4,012	$3,321	$7,180	$6,073
Other comprehensive income (loss)	(208)	1,034	(2,188)	1,113
Total comprehensive income, net of tax	$3,804	$4,355	$4,992	$7,186
Statements of Cash Flows—Parent Company

	For the six months ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$7,180	$6,073
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(7,809)	(6,711)
Stock based compensation expense	164	163
Decrease in other assets, net	(200)	911
Increase (decrease) in other liabilities, net	(115)	212
Net cash provided by (used in) operating activities	(780)	648
Cash flows from investing activities
Capital infusion to banking subsidiary	(20,000)	—
Net cash used in investing activities	(20,000)	—
Cash flows from financing activities
Net proceeds from issuance of common stock related to initial public offering	29,030	—
Common stock dividend of $0.03 share	(197)	—
Exercise of stock options, including tax benefit	1,257	151
Net cash provided by financing activities	30,090	151
Net increase in cash and cash equivalents	9,310	799
Beginning cash and cash equivalents	1,158	539
Ending cash and cash equivalents	$10,468	$1,338

NOTE 14—EARNINGS PER SHARE
The calculation of basic and diluted earnings per share for each period noted below was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Basic:
Net Income attributable to common shareholders	$4,012	$3,321	$7,180	$6,073
Weighted average common shares outstanding	7,456,212	6,391,374	7,050,487	6,379,908
Basic earnings per share	$0.54	$0.52	$1.02	$0.95
Diluted:
Net Income attributable to common shareholders	$4,012	$3,321	$7,180	$6,073
Weighted average common shares outstanding	7,456,212	6,391,374	7,050,487	6,379,908
Add: Dilutive effects of assumed exercises of stock options	156,672	214,733	160,977	217,009
Weighted average common and dilutive potential common shares outstanding	7,612,884	6,606,107	7,211,464	6,596,917
Diluted earnings per common share	$0.53	$0.50	$1.00	$0.92
Stock options for 30,000 and 22,541 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2018 because they were antidilutive. There were no antidilutive stock options for the three and six months ended June 30, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2018. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Registration Statement on Form S–1, as amended, which contains audited financial statements of the Company as of and for the year ended December 31, 2017, previously filed with the SEC on April 12, 2018. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
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
The most critical of these significant accounting policies are set forth in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Statements in our consolidated financial statements as of and for the periods ended December 31, 2017, and 2016 included in our registration statement on Form S-1, as amended, filed with the SEC on April 12, 2018. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2017.
Overview
Level One Bancorp, Inc. is a bank holding company headquartered in Farmington Hills, Michigan, with its primary branch operations in southeastern Michigan and Grand Rapids, Michigan. Through our wholly owned subsidiary, Level One Bank, we offer a broad range of loan products to the residential and commercial markets, as well as retail and business banking services.
Since 2007, we have grown substantially through organic growth and a series of four successful acquisitions, all of which have been fully integrated into our operations. We have made significant investments over the last several years in hiring additional staff and upgrading technology and system security. In 2016, we opened our first branch in the Grand Rapids, Michigan market, and we plan on expanding our footprint in western Michigan in the future. In the third quarter of 2017, we opened our second location in Bloomfield Township located in Oakland County.
We had net income of $4.0 million for the three months ended June 30, 2018, compared to $3.3 million for the three months ended June 30, 2017. We had net income of $7.2 million for the six months ended June 30, 2018, compared to $6.1 million for the six months ended June 30, 2017.
As of June 30, 2018, the Company had total consolidated assets of $1.32 billion, total consolidated deposits of $1.07 billion and total consolidated shareholders' equity of $143.4 million.
We continue to focus on growing our commercial business, commercial real estate and residential mortgage lending portfolios. At June 30, 2018, we had $1.05 billion in total loans. Of this amount $99.1 million, or 9.5%, consisted of loans we acquired (all of which were recorded at their estimated fair values at the time of acquisition), and $946.7 million, or 90.5%, consisted of loans we originated.

Recent Developments
Initial Public Offering: On April 24, 2018, the Company sold 1,150,765 shares of common stock in its initial public offering, including 180,000 shares of common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares. The aggregate offering price for the shares sold by the Company was $32.2 million, and after deducting $2.1 million of underwriting discounts and $1.1 million of offering expenses paid to third parties, the Company received total net proceeds of $29.0 million. In addition, certain selling shareholders participated in the offering and sold an aggregate of 229,235 shares of our common stock at an aggregate offering price of $6.4 million. The Company did not receive any proceeds from the sales of shares by the selling shareholders. All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-223866), which was declared effective by the SEC on April 19, 2018.

Second Quarter Dividend: On June 21, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share. This dividend was paid out on July 15, 2018, to stockholders of record at the close of business on June 30, 2018.

Summary Consolidated Financial Information
(Unaudited)

	As of and for the three months ended,			As of and for the six months ended,
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2018	2018	2017	2018	2017
Earnings Summary
Interest income	$15,380	$14,774	$14,034	$30,154	$27,481
Interest expense	2,965	2,647	1,928	5,612	3,631
Net interest income	12,415	12,127	12,106	24,542	23,850
Provision for loan losses	(710)	554	68	(156)	266
Noninterest income	1,452	1,372	1,784	2,824	3,164
Noninterest expense	9,705	9,135	8,851	18,840	17,528
Income before income taxes	4,872	3,810	4,971	8,682	9,220
Income tax provision	860	642	1,650	1,502	3,147
Net income	4,012	3,168	3,321	7,180	6,073
Per Share Data
Basic earnings per common share	$0.54	$0.48	$0.52	$1.02	$0.95
Diluted earnings per common share	0.53	0.47	0.50	1.00	0.92
Book value per common share	18.51	16.78	16.30	18.51	16.30
Tangible book value per share (1)	17.23	15.27	14.71	17.23	14.71
Shares outstanding (in thousands)	7,749	6,585	6,392	7,749	6,392
Average basic common shares (in thousands)	7,456	6,539	6,391	7,050	6,380
Average diluted common shares (in thousands)	7,613	6,699	6,606	7,211	6,597
Selected Period End Balances
Total assets	$1,322,913	$1,300,629	$1,203,853	$1,322,913	$1,203,853
Securities available-for-sale	196,047	160,349	115,581	196,047	115,581
Total loans	1,045,789	1,051,354	936,218	1,045,789	936,218
Total deposits	1,065,216	1,112,644	990,470	1,065,216	990,470
Total liabilities	1,179,468	1,190,106	1,099,647	1,179,468	1,099,647
Total shareholders' equity	143,445	110,523	104,206	143,445	104,206
Tangible shareholders' equity (1)	133,501	100,524	94,035	133,501	94,035
Performance and Capital Ratios
Return on average assets	1.23%	1.00%	1.12%	1.11%	1.03%
Return on average equity	11.97	11.64	13.02	11.72	12.07
Net interest margin (fully taxable equivalent) (2)	3.99	4.03	4.32	4.01	4.32
Total shareholders' equity to total assets	10.84	8.50	8.66	10.84	8.66
Tangible equity to tangible assets (1)	10.17	7.79	7.88	10.17	7.88
Common equity tier 1 capital	12.11	9.47	9.50	12.11	9.50
Tier 1 leverage ratio	10.60	8.15	7.98	10.60	7.98
Tier 1 risk-based capital	12.11	9.47	9.50	12.11	9.50
Total risk-based capital	14.44	11.87	12.15	14.44	12.15
Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	(0.26)%	0.29%	(0.04)%	0.02%	(0.01)%
Nonperforming assets as a percentage of total assets	0.85	1.00	0.83	0.85	0.83
Nonperforming loans as a percent of total loans	1.08	1.23	1.04	1.08	1.04
Allowance for loan losses as a percentage of period-end loans	1.10	1.09	1.22	1.10	1.22
Allowance for loan losses as a percentage of nonperforming loans	101.67	88.67	117.36	101.67	117.36
Allowance for loan losses as a percentage of nonperforming loans, excluding allowance allocated to loans accounted for under ASC 310-30	92.93	80.36	104.87	92.93	104.87
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below.
(2) Presented on a tax equivalent basis using a 35% tax rate for 2017 periods and a 21% tax rate for 2018 periods.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in this report are not measures of financial condition or performance recognized by GAAP. These non-GAAP financial measures include tangible shareholders' equity, tangible book value per share and the ratio of tangible shareholders' equity to tangible assets. Our management uses these non-GAAP financial measures in its analysis of our performance, and we believe financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. We calculate: (i) tangible shareholders' equity as total shareholders' equity less core deposit intangibles and goodwill; (ii) tangible book value per share as tangible shareholders' equity divided by shares of common stock outstanding; and (iii) tangible assets as total assets, less core deposit intangibles and goodwill.

The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

	June 30,	December 31,	June 30,
(Dollars in thousands, except per share data)	2018	2017	2017

Total shareholders' equity	$143,445	$107,960	$104,206
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	557	667	784
Tangible shareholders' equity	$133,501	$97,906	$94,035

Shares outstanding (in thousands)	7,749	6,435	6,392
Tangible book value per share	$17.23	$15.21	$14.71

Total assets	$1,322,913	$1,301,291	$1,203,853
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	557	667	784
Tangible assets	$1,312,969	$1,291,237	$1,193,682

Tangible equity to tangible assets	10.17%	7.58%	7.88%

Results of Operations
Net Income
We had net income of $4.0 million, or $0.53 per diluted common share, for the three months ended June 30, 2018, compared to $3.3 million, or $0.50 per diluted common share, for the three months ended June 30, 2017. The increase of $691 thousand in net income year over year primarily reflects a decrease in income tax provision of $790 thousand and a decrease in provision for loan losses of $778 thousand, partially offset by an increase in noninterest expense of $854 thousand.
We had net income of $7.2 million, or $1.00 per diluted common share, for the six months ended June 30, 2018, compared to $6.1 million, or $0.92 per diluted common share, for the six months ended June 30, 2017. The increase of $1.1 million in net income year over year primarily reflects a decrease in income tax provision of $1.6 million, an increase in net interest income of $692 thousand and a decrease in provision for loan losses of $422 thousand, partially offset by an increase in noninterest expense of $1.3 million and a decrease in noninterest income of $340 thousand.
Net Interest Income
Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities.
We had net interest income of $12.4 million and $12.1 million for the three months ended June 30, 2018 and 2017, respectively. The three months ended June 30, 2018 included a $1.3 million increase in interest income as well as a $1.0 million increase in interest expense compared to the three months ended June 30, 2017. The increase in interest income was primarily driven by an increase of $949 thousand in interest and fees on loans and an increase of $435 thousand in interest income from investment securities, whereas the increase in interest expense was primarily driven by an increase of $1.0 million in deposit interest expense. The change in interest and fees on loans and interest income from investment securities for the three months ended June 30, 2018, compared to the same period in 2017, was primarily driven by the growth in total loans and our investment securities portfolio. The increase in deposit interest expense during the three months ended June 30, 2018, compared to the same period in 2017, was primarily due to an increase in the average balances of deposits as well as higher average rates paid on deposits.
We had net interest income of $24.5 million and $23.9 million for the six months ended June 30, 2018 and 2017, respectively. The six months ended June 30, 2018 included a $2.7 million increase in interest income as well as a $2.0 million increase in interest expense, compared to the same period in 2017. The increase in interest income was primarily driven by an increase of $1.8 million in interest and fees on loans and an increase of $775 thousand in interest income from investment securities, whereas the increase in interest expense was primarily driven by an increase of $2.0 million in deposit interest expense. The change in interest and fees on loans and interest income from investment securities, as well as the increase in deposit interest expense during the six months ended June 30, 2018, compared to the same period in the prior year, are reflective of the same reasons described in the three month analysis above.
Our net interest margin (FTE) for the three months ended June 30, 2018 was 3.99%, compared to 4.32% for the same period in 2017. The decrease of 33 basis points was primarily as a result of higher cost of funds compared to the same period in 2017. Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended June 30, 2018 and 2017, the average yield on total loans was 5.42% and 5.54%, respectively. The yield on total loans was impacted by 28 basis points and 59 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended June 30, 2018 and 2017, benefited by 23 basis points and 50 basis points, respectively, as a result of the excess accretable yield. As of June 30, 2018 and December 31, 2017, our remaining accretable yield was $12.4 million and $14.5 million, respectively, and our nonaccretable difference was $5.9 million and $10.1 million, respectively.
Our net interest margin (FTE) for the six months ended June 30, 2018 was 4.01%, compared to 4.32% for the same period in 2017. The decrease of 31 basis points is reflective of the same reason described in the three month analysis above. For the six months ended June 30, 2018 and 2017, the average yield on total loans was 5.37% and 5.46%, respectively. The yield on total loans was impacted by 29 basis points and 58 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the six months ended June 30, 2018 and 2017, benefited by 24 basis points and 48 basis points, respectively, as a result of the excess accretable yield.

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
Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Interest-earning assets:
Gross loans(3)	$1,045,715	$14,126	5.42%	$954,665	$13,177	5.54%
Investment securities(4):
Taxable	114,957	667	2.33	79,488	402	2.03
Tax-exempt	58,976	380	3.10	33,892	210	3.66
Interest-earning cash balances	25,828	119	1.85	59,377	161	1.09
Federal Home Loan Bank stock	8,303	88	4.25	8,303	84	4.06
Total interest-earning assets	1,253,779	15,380	4.94%	1,135,725	14,034	4.99%
Non-earning assets:
Cash and due from banks	17,800			19,238
Premises and equipment	12,621			15,235
Goodwill	9,387			9,387
Other intangible assets, net	589			820
Bank-owned life insurance	11,650			11,323
Allowance for loan losses	(11,473)			(11,520)
Other non-earning assets	7,839			10,614
Total assets	$1,302,192			$1,190,822
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$64,394	$48	0.30%	$58,081	$39	0.27%
Money market and savings deposits	276,496	678	0.98	264,691	405	0.61
Time deposits	445,894	1,761	1.58	359,052	1,007	1.12
Borrowings	48,604	225	1.86	84,838	224	1.06
Subordinated notes	14,859	253	6.83	14,806	253	6.85
Total interest-bearing liabilities	850,247	2,965	1.40%	781,468	1,928	0.99%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	306,547			297,565
Other liabilities	10,923			9,485
Shareholders' equity	134,475			102,304
Total liabilities and shareholders' equity	$1,302,192			$1,190,822
Net interest income		$12,415			$12,106
Interest spread			3.54%			4.00%
Net interest margin(5)			3.97			4.28
Tax equivalent effect			0.02			0.04
Net interest margin on a fully tax equivalent basis			3.99			4.32
_______________________________________________________________________________

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)
Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $76 thousand and $99 thousand on tax-exempt securities for the three months ended June 30, 2018 and 2017, respectively, using the statutory tax rate of 21% for the period ended June 30, 2018 and 35% for the period ended June 30, 2017.

(3)	Includes nonaccrual loans.

(4)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the six months ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Interest-earning assets:
Gross loans(3)	$1,041,404	$27,730	5.37%	$958,054	$25,924	5.46%
Investment securities(4):
Taxable	108,581	1,241	2.31	78,979	816	2.08
Tax-exempt	56,997	731	3.12	31,313	381	3.62
Interest-earning cash balances	26,455	225	1.71	43,496	220	1.02
Federal Home Loan Bank stock	8,303	227	5.51	8,022	140	3.52
Total interest-earning assets	1,241,740	30,154	4.92%	1,119,864	27,481	4.98%
Non-earning assets:
Cash and due from banks	18,163			18,789
Premises and equipment	12,990			15,432
Goodwill	9,387			9,387
Other intangible assets, net	616			849
Bank-owned life insurance	11,610			11,282
Allowance for loan losses	(11,646)			(11,345)
Other non-earning assets	10,006			10,481
Total assets	$1,292,866			$1,174,739
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$63,950	$99	0.31%	$57,774	$78	0.27%
Money market and savings deposits	275,105	1,226	0.90	275,860	779	0.57
Time deposits	451,195	3,340	1.49	338,485	1,871	1.11
Borrowings	52,689	444	1.70	95,085	400	0.85
Subordinated notes	14,852	503	6.83	14,799	503	6.85
Total interest-bearing liabilities	857,791	5,612	1.32%	782,003	3,631	0.94%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	302,635			283,007
Other liabilities	9,933			9,103
Shareholders' equity	122,507			100,626
Total liabilities and shareholders' equity	$1,292,866			$1,174,739
Net interest income		$24,542			$23,850
Interest spread			3.60%			4.04%
Net interest margin(5)			3.99			4.29
Tax equivalent effect			0.02			0.03
Net interest margin on a fully tax equivalent basis			4.01			4.32
__________________________________________________________________________

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)
Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $150 thousand and $181 thousand on tax-exempt securities for the six months ended June 30, 2018 and 2017, respectively, using the statutory tax rate of 21% for the period ended June 30, 2018 and 35% for the period ended June 30, 2017.

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

	For the three months ended June 30, 2018 vs 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(286)	$1,235	$949
Investment securities:
Taxable	66	199	265
Tax-exempt	(30)	200	170
Interest-earning cash balances	78	(120)	(42)
FHLB Stock	4	—	4
Total interest income	(168)	1,514	1,346
Interest-bearing liabilities
Interest-bearing demand deposits	5	4	9
Money market and savings deposits	254	19	273
Time deposits	475	279	754
Borrowings	123	(122)	1
Subordinated notes	(1)	1	—
Total interest expense	856	181	1,037
Change in net interest income	$(1,024)	$1,333	$309

	For the six months ended June 30, 2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(419)	$2,225	$1,806
Investment securities:
Taxable	94	331	425
Tax-exempt	(57)	407	350
Interest-earning cash balances	113	(108)	5
FHLB Stock	82	5	87
Total interest income	(187)	2,860	2,673
Interest-bearing liabilities
Interest-bearing demand deposits	12	9	21
Money market and savings deposits	449	(2)	447
Time deposits	744	725	1,469
Borrowings	278	(234)	44
Subordinated notes	(2)	2	—
Total interest expense	1,481	500	1,981
Change in net interest income	$(1,668)	$2,360	$692

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semiannually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of June 30, 2018, and December 31, 2017, our remaining accretable yield was $12.4 million and $14.5 million, respectively, and our nonaccretable difference was $5.9 million and $10.1 million, respectively.
The provision for loan losses was a $710 thousand benefit for the three months ended June 30, 2018, compared to a $68 thousand expense for the three months ended June 30, 2017. The decrease in the provision for loan losses was primarily due to a $572 thousand decrease in net charge-offs and $463 thousand less impairment related to purchased credit impaired loans, partially offset by $280 thousand additional provision due to new loan originations. The decrease in provision on purchased credit impaired loans was primarily due to improvements in cash flow expectations resulting from our semi-annual re-estimation process.
The provision for loan losses was a $156 thousand benefit for the six months ended June 30, 2018, compared to a $266 thousand expense for the six months ended June 30, 2017. The decrease in the provision for loan losses was primarily due to $463 thousand less impairment on purchased credit impaired loans and $461 thousand less specific reserves on impaired loans individually evaluated, partially offset by $361 thousand additional provision due to new loan originations and $141 thousand greater net charge-offs between the two periods. The decrease in provision on purchased credit impaired loans was primarily due to improvements in cash flow expectations resulting from our semi-annual re-estimation process. Our total nonaccrual loans decreased to $11.3 million at June 30, 2018 compared to $14.0 million at December 31, 2017.
Noninterest Income
The following table presents noninterest income for the three and six months ended June 30, 2018 and 2017.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Noninterest income
Service charges on deposits	$618	$718	$1,260	$1,298
Net gain on sale of securities	—	58	—	58
Net gain on sale of residential mortgage loans	404	413	640	712
Net gain on sale of commercial loans	11	—	11	146
Other charges and fees	419	595	913	950
Total noninterest income	$1,452	$1,784	$2,824	$3,164
Noninterest income decreased $332 thousand to $1.5 million for the three months ended June 30, 2018, compared to $1.8 million for the same period in 2017. The decrease in noninterest income was primarily due to a decrease in gains on real estate owned of $172 thousand (included in "other charges and fees" in the table above), a decrease in service charges on deposits of $100 thousand, and a decrease in net gain on sale of securities of $58 thousand. The decrease in service charges on deposits was primarily driven by lower fees from money services business (MSB) compared to the same period in 2017.
Noninterest income decreased $340 thousand to $2.8 million for the six months ended June 30, 2018, compared to $3.2 million for the same period in 2017. The decrease in noninterest income was primarily due to a decrease in net gain on sale of commercial loans of $135 thousand, a decrease in gains on real estate owned of $133 thousand (included in "other charges and fees" in the table above), and a decrease in net gain on sale of residential mortgage loans of $72 thousand. The decrease in net gain on sale of commercial loans was primarily due to the lack of SBA loan sale opportunities during the six months ended June 30, 2018, compared to the same period in 2017. The decrease in net gain on sale of residential mortgage loans was driven by a shift in the loan origination mix. A higher demand for ARM products and construction loans elevated our held for investment loan originations while reducing our held for sale loan originations during the six months ended June 30, 2018, compared to the same period in 2017.
Noninterest Expense
The following table presents noninterest expense for the three and six months ended June 30, 2018 and 2017.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Noninterest expense
Salary and employee benefits	$6,169	$5,319	$12,125	$10,590
Occupancy and equipment expense	1,074	1,012	2,120	2,024
Professional service fees	471	540	737	1,080
Marketing expense	291	232	433	479
Printing and supplies expense	112	121	216	234
Data processing expense	511	479	947	892
Other expense	1,077	1,148	2,262	2,229
Total noninterest expense	$9,705	$8,851	$18,840	$17,528
Noninterest expenses increased $854 thousand to $9.7 million for the three months ended June 30, 2018, as compared to $8.9 million for the same period in 2017. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $850 thousand. The increase in salary and employee benefits between the periods resulted from an increase of 19 full-time equivalent employees.
Noninterest expenses increased $1.3 million to $18.8 million for the six months ended June 30, 2018, as compared to $17.5 million for the same period in 2017. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $1.5 million, partially offset by a decrease in professional service fees of $343 thousand. The increase in salary and employee benefits between the periods resulted from an increase of 21 full-time employees. The decrease in professional services fees was primarily due to lower legal fees and talent recruitment fees between the periods.
Income Taxes and Tax-Related Items
During the three months ended June 30, 2018, we recognized income tax expense of $860 thousand on $4.9 million of pre-tax income, resulting in an effective tax rate of 17.7%, compared to the same period in 2017, in which we recognized an income tax expense of $1.7 million on $5.0 million of pre-tax income, resulting in an effective tax rate of 33.2%.
During the six months ended June 30, 2018, we recognized income tax expense of $1.5 million on $8.7 million of pre-tax income resulting in an effective tax rate of 17.3%, compared to the same period in 2017, in which we recognized an income tax expense of $3.1 million on $9.2 million of pre-tax income, resulting in an effective tax rate of 34.1%.
The decrease in income tax rate for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily resulted from the decrease in the federal corporate income tax rate as a result of the enactment of the TCJA on December 22, 2017. Please refer to Note 8 - Income Taxes in the Notes to the Consolidated Statements for a reconciliation between expected and actual income tax expense for the three and six months ended June 30, 2018 and 2017.

Financial Condition
Total assets were $1.32 billion at June 30, 2018 and $1.30 billion at December 31, 2017. Total assets increased by $21.6 million between these two dates primarily due to an increase of $45.1 million in securities available-for-sale and a $10.9 million increase in gross loans, offset in part by a decrease of $28.9 million in cash and cash equivalents. The increase in loans was primarily driven by the growth in our commercial real estate and residential real estate portfolios. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs. The decrease in cash and cash equivalents was primarily due to a $29.2 million decrease in cash balances held with the Federal Reserve Bank.
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Securities available-for-sale:
U.S. government sponsored entities and agencies	$2,355	$—
State and political subdivision	67,179	53,224
Mortgage-backed securities: residential	10,159	8,431
Mortgage-backed securities: commercial	12,330	9,819
Collateralized mortgage obligations: residential	20,754	19,221
Collateralized mortgage obligations: commercial	29,881	20,557
US Treasury	23,090	23,573
SBA	16,955	12,616
Asset backed securities	3,866	—
Corporate Bonds	9,478	3,528
Total securities available-for-sale	$196,047	$150,969
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At June 30, 2018, total investment securities were $196.0 million, or 14.8% of total assets, compared to $151.0 million, or 11.6% of total assets, at December 31, 2017. The $45.0 million increase in securities available for sale from December 31, 2017 to June 30, 2018, primarily reflected increases in obligations of state and political subdivisions, collateralized mortgage obligations: commercial, corporate bonds, SBA securities and asset backed securities. Securities with a carrying value of $41.9 million and $36.5 million were pledged at June 30, 2018 and December 31, 2017, respectively, to secure borrowings and deposits.
As of June 30, 2018, the Bank held 48 tax-exempt state and local municipal securities totaling $33.3 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available for sale presented in the following table are reported at amortized cost and by contractual maturity as of June 30, 2018 and December 31, 2017. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	June 30, 2018
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$2,398	3.09%	$—	—%
State and political subdivision	182	2.04	6,746	2.24	15,142	2.94	45,683	3.43
Mortgage-backed securities: residential	—	—	276	0.61	243	1.96	10,107	2.22
Mortgage-backed securities: commercial	—	—	6,206	2.21	5,034	2.82	1,488	3.46
CMO: residential	39	4.35	—	—	893	2.04	20,091	2.87
CMO: commercial	—	—	8,993	2.78	7,693	2.92	14,035	2.50
US Treasury	—	—	24,254	1.48	—	—	—	—
SBA	—	—	—	—	1,764	2.79	15,313	2.66
Asset backed securities	—	—	—	—	—	—	3,868	2.81
Corporate Bonds	999	2.15	7,089	2.80	1,485	3.17	—	—
Total securities available-for-sale	$1,220	2.21%	$53,564	2.05%	$34,652	2.90%	$110,585	2.97%

	December 31, 2017
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
State and political subdivision	$318	2.56%	$5,034	2.20%	$13,922	2.76%	$33,677	3.33%
Mortgage-backed securities: residential	—	—	—	—	525	1.45	8,164	2.34
Mortgage-backed securities: commercial	—	—	2,837	1.87	7,042	2.57	—	—
CMO: residential	56	2.75	—	—	429	3.09	18,819	2.70
CMO: commercial	—	—	1,896	1.59	5,474	2.66	13,509	2.41
US Treasury	—	—	24,283	1.32	—	—	—	—
SBA	—	—	—	—	—	—	12,644	1.94
Corporate Bonds	—	—	3,039	2.26	506	2.95	—	—
Total securities available-for-sale	$374	2.59%	$37,089	1.57%	$27,898	2.68%	$86,813	2.75%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of June 30,	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial real estate:
Non-owner occupied	$361,341	$343,420	$322,354	$240,161	$170,923
Owner occupied	172,615	168,342	169,348	146,487	97,974
Total commercial real estate	533,956	511,762	491,702	386,648	268,897
Commercial and industrial	363,239	377,686	342,069	254,808	202,942
Residential real estate	147,763	144,439	118,730	116,734	91,252
Consumer	831	1,036	892	1,528	1,060
Total loans	$1,045,789	$1,034,923	$953,393	$759,718	$564,151
Total loans were $1.05 billion at June 30, 2018, an increase of $10.9 million from December 31, 2017. The total increase in loans of $10.9 million is primarily due to an increase in commercial real estate loans of $22.2 million and an increase in residential real estate loans of $3.3 million, partially offset by a decrease in commercial and industrial loans of $14.4 million. Long term, we expect to increase our concentration in both commercial and industrial and commercial real estate loans, with a goal of our overall loan portfolio mix to be approximately one-half commercial real estate, approximately one-third commercial and industrial loans and the remaining to be a mix of residential real estate and consumer loans. As of June 30, 2018, approximately 51.1% of our loans were commercial real estate, 34.7% were commercial and industrial, and 14.2% were residential real estate and consumer loans.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages, are sold to other financial institutions with which we have established a correspondent lending relationship. The Company has established a direct relationship with FNMA and will begin locking and selling loans to FNMA in late 2018.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of June 30, 2018.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
June 30, 2018
Commercial real estate	$50,054	$345,441	$138,461	$533,956
Commercial and industrial	149,640	135,057	78,542	363,239
Residential real estate	4,152	5,710	137,901	147,763
Consumer	97	700	34	831
Total Loans	$203,943	$486,908	$354,938	$1,045,789
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$379,679	$165,084
Floating interest rates		107,229	189,854
Total		$486,908	$354,938

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
A loan is categorized as a troubled debt restructuring if a concession is granted, such as to provide for the reduction of either interest or principal, due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than the current market rate and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received.
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
For residential real estate loans and consumer loans. the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
Purchased credit impaired loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the semi-annual re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments.
Total classified and criticized loans as of June 30, 2018 compared to December 31, 2017 were as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Classified loans:
Substandard	$16,373	$18,286
Doubtful	742	82
Total classified loans	$17,115	$18,368
Special mention	13,555	16,609
Total classified and criticized loans	$30,670	$34,977

A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of June 30,	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans
Commercial real estate	$2,557	$2,257	$147	$141	$343
Commercial and industrial	5,983	9,024	13,389	309	656
Residential real estate	2,737	2,767	1,498	1,177	880
Total nonaccrual loans(1)	11,277	14,048	15,034	1,627	1,879
Other real estate owned	—	652	258	81	320
Total nonperforming assets	11,277	14,700	15,292	1,708	2,199
Performing troubled debt restructurings
Commercial real estate	1,517	—	290	—	—
Commercial and industrial	578	961	1,018	1,069	794
Residential real estate	364	261	207	279	194
Total performing troubled debt restructurings	2,459	1,222	1,515	1,348	988
Total impaired assets, excluding ASC 310-30 loans	$13,736	$15,922	$16,807	$3,056	$3,187
Loans 90 days or more past due and still accruing	$259	$440	$377	$883	$980
______________________________________________________

(1)	Nonaccrual loans include nonperforming troubled debt restructurings of $8.3 million, $6.4 million, $5.8 million, $564 thousand and $636 thousand, at the respective dates indicated above.
During the six months ended June 30, 2018 and 2017, the Company recorded $190 thousand and $50 thousand, respectively, of interest income on nonaccrual loans and performing TDRs.
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $9.5 million, $9.7 million, $11.6 million, $17.6 million and $24.9 million at the respective dates indicated in the table above.
Allowance for Loan Losses
We maintain the allowance for loan losses at a level we believe is sufficient to absorb probable losses in our loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries.
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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$11,506	$11,239	$11,713	$11,089
Loan charge-offs:
Commercial real estate	(101)	—	(112)	—
Commercial and industrial	(5)	(10)	(758)	(101)
Residential real estate	—	(69)	(47)	(83)
Consumer	(8)	—	(15)	—
Total loan charge-offs	(114)	(79)	(932)	(184)
Recoveries of loans previously charged-off:
Commercial real estate	—	11	2	14
Commercial and industrial	769	132	806	162
Residential real estate	14	32	32	55
Consumer	—	1	—	2
Total loan recoveries	783	176	840	233
Net (charge-offs)/recoveries	669	97	(92)	49
Provision for loan losses	(710)	68	(156)	266
Balance at end of period	$11,465	$11,404	$11,465	$11,404
Allowance for loan losses as a percentage of period-end loans	1.10	1.22	1.10	1.22
Net charge-offs/(recoveries) to average loans	(0.26)	(0.04)	0.02	(0.01)
Our allowance for loan losses was $11.5 million, or 1.1% of loans, at June 30, 2018 compared to $11.7 million, or 1.1% of loans at December 31, 2017 and $11.4 million, or 1.2% of loans, at June 30, 2017. The $248 thousand decrease in the allowance for loan losses during the six months ended June 30, 2018 was primarily due to $475 thousand decrease in specific reserves related to impaired loans and a $96 thousand decrease in reserves related to purchased credit impaired loans, partially offset by a $323 thousand increase in general reserves related to net loan growth.

The following table presents, by loan type, the allocation of the allowance for loan losses for the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
June 30, 2018
Balance at end of period applicable to:
Commercial real estate	$5,060	51.1%
Commercial and industrial	5,423	34.7%
Residential real estate	977	14.1%
Consumer	5	0.1%
Total loans	$11,465	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5%
Residential real estate	950	14.0%
Consumer	8	0.1%
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9%
Residential real estate	1,030	12.5%
Consumer	3	0.1%
Total loans	$11,089	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$3,299	50.9%
Commercial and industrial	3,256	33.5%
Residential real estate	1,307	15.4%
Consumer	28	0.2%
Total loans	$7,890	100.0%
December 31, 2014
Balance at end of period applicable to:
Commercial real estate	$2,404	47.6%
Commercial and industrial	1,930	36.0%
Residential real estate	1,218	16.2%
Consumer	37	0.2%
Total loans	$5,589	100.0%
Deposits
Total deposits were $1.07 billion at June 30, 2018 and $1.12 billion at December 31, 2017, representing 90.3% and 93.9% of total liabilities at each date, respectively. The decrease in deposits of $55.2 million was due to decreases of $41.8 million in money market and savings deposits, $10.3 million in demand deposits, and $3.1 million in time deposits. Our average interest-bearing deposit costs were 119 basis points and 82 basis points for the six months ended June 30, 2018 and 2017, respectively. The increase in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the increase in overnight market rates, as measured by the targeted federal funds rate. The federal fund rate targets rose 75 basis points during 2017 and 50 basis points during the six months ended June 30, 2018, with additional increases expected, subject to economic conditions.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Bank. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At June 30, 2018 and December 31, 2017, the Bank had approximately $121.1 million and $87.8 million in brokered deposits, respectively.
Included in the brokered deposits total at June 30, 2018 and December 31, 2017 was $1.8 million and $3.3 million, respectively, in Certificate of Deposit Account Registry Service (CDARS) customer deposit accounts. CDARS customer deposit accounts are similar to other deposit accounts on the Company's books, except that the total deposit amount exceeds the FDIC deposit insurance maximum, and that the CDARS service places the excess funds above the insurance maximum into deposit accounts issued by other banks in the CDARS service, who may be placing their excess deposits above the insurance maximum back with the Bank.
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
The following tables set forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended June 30, 2018
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$306,547	28.0%	—%
Interest-bearing demand deposits	64,394	5.9	0.30
Money market and savings deposits	276,496	25.3	0.98
Time deposits	445,894	40.8	1.58
Total deposits	$1,093,331	100.0%	0.91%

	Six Months Ended June 30, 2018
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$302,635	27.7%	—%
Interest-bearing demand deposits	63,950	5.9	0.31
Money market and savings deposits	275,105	25.1	0.90
Time deposits	451,195	41.3	1.49
Total deposits	$1,092,885	100.0%	0.86%
The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	June 30, 2018
Maturing in:
3 months or less	$51,072
3 months to 6 months	57,481
6 months to 1 year	123,525
1 year or greater	31,228
Total	$263,306
Borrowings
Total debt outstanding at June 30, 2018 was $101.5 million, an increase of $38.8 million from $62.7 million at December 31, 2017. The increase in total borrowings was primarily due to an increase of $30.0 million in FHLB advances and $8.3 million in securities sold under repurchase agreements.
At June 30, 2018, FHLB advances were secured by a blanket lien on $349.3 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $11.4 million. At December 31, 2017, FHLB advances were secured by a blanket lien on $316.5 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $2.5 million.
As of June 30, 2018, the Company had $15.0 million of subordinated notes outstanding, and debt issuance costs of $133 thousand related to these subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semi-annually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.
Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
FHLB Line of Credit
Average daily balance	$3,866	$—	$4,624	$3,516
Weighted-average rate	2.13%	—%	1.95%	0.90%
Amount outstanding at period end	$41	$—	$41	$—
Maximum month-end balance	$29,827	$—	$29,827	$38,781
Securities sold under agreements to repurchase
Average daily balance	$2,121	$599	$1,662	$856
Weighted-average rate	2.07%	0.30%	2.07%	0.30%
Amount outstanding at period end	$10,073	$504	$10,073	$504
Maximum month-end balance	$10,507	$553	$10,934	$1,085
FHLB Advances
Average daily balance	$31,099	$31,714	$34,889	$12,429
Weighted-average rate	1.29%	0.97%	1.41%	0.82%
Amount outstanding at period end	$65,000	$80,000	$65,000	$80,000
Maximum month-end balance	$65,000	$80,000	$65,000	$120,000

Capital Resources

Shareholders' equity is influenced primarily by earnings, dividends, sales of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.

Shareholders' equity increased $35.5 million to $143.4 million at June 30, 2018 as compared to $108.0 million at December 31, 2017. The increase in shareholders' equity was primarily impacted by the issuance of 1,150,765 shares of common stock in our initial public offering, which resulted in net proceeds of $29.0 million, as well as $7.2 million of net income generated during the six months ended June 30, 2018. These increases in shareholders' equity were partially offset by a $2.2 million increase in accumulated other comprehensive losses due to increases in unrealized losses on available for sale securities.

The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$110,523	$99,599	$107,960	$96,571
Net income	4,012	3,321	7,180	6,073
Other comprehensive income (loss)	(208)	1,034	(2,188)	1,113
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	29,030	—	29,030	—
Dividend payment of $0.03 share	(197)	—	(197)	—
Exercise of stock options	65	77	1,257	151
Stock-based compensation expense	220	175	403	298
Balance at end of period	$143,445	$104,206	$143,445	$104,206
We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.
We are subject to various regulatory capital requirements both at the Company and at the Bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. We have consistently maintained regulatory capital ratios at or above the well-capitalized standards.
During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective, certain provisions of which are subject to a multi-year phase-in period. These rules modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. When fully phased in on January 1, 2019, the rules will require the Company to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.5% the minimum risk-weighted assets ratios. The capital conservation buffer requirement was 1.875% as of June 30, 2018 and 1.25% as of December 31, 2017, which is reflected in the table below.
At June 30, 2018, the Company and the Bank met all the capital adequacy requirements to which they were subject.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement	Actual Capital Ratio
June 30, 2018
Total risk-based capital
Consolidated	8.00%	9.88%	10.00%	14.44%
Level One Bank	8.00%	9.88%	10.00%	13.38%
Tier 1 risk-based capital
Consolidated	6.00%	7.88%	8.00%	12.11%
Level One Bank	6.00%	7.88%	8.00%	12.36%
Common equity tier 1 capital
Consolidated	4.50%	6.38%	6.50%	12.11%
Level One Bank	4.50%	6.38%	6.50%	12.36%
Tier 1 leverage ratio
Consolidated	4.00%	4.00%	5.00%	10.60%
Level One Bank	4.00%	4.00%	5.00%	10.83%
December 31, 2017
Total risk-based capital
Consolidated	8.00%	9.25%	10.00%	11.55%
Level One Bank	8.00%	9.25%	10.00%	11.37%
Tier 1 risk-based capital
Consolidated	6.00%	7.25%	8.00%	9.10%
Level One Bank	6.00%	7.25%	8.00%	10.29%
Common equity tier 1 capital
Consolidated	4.50%	5.75%	6.50%	9.10%
Level One Bank	4.50%	5.75%	6.50%	10.29%
Tier 1 leverage ratio
Consolidated	4.00%	4.00%	5.00%	7.92%
Level One Bank	4.00%	4.00%	5.00%	8.96%
_______________________________________________________________________________

(1)	Reflects the capital conservation buffer of 1.875% and 1.25% applicable during 2018 and 2017, respectively.

Off-Balance Sheet Arrangements
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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At June 30, 2018, the allowance for off-balance sheet risk was $19 thousand, and included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$19,411	$775	$5,041	$8,837
Unused lines of credit	9,418	221,743	12,407	189,787
Unused standby letters of credit	4,374	182	3,584	1,411
Of the total unused lines of credit of $231.2 million at June 30, 2018, $40.7 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.
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
At June 30, 2018, we had liquid assets of $188.9 million, compared to $178.1 million at December 31, 2017. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2018, we had $75.0 million of outstanding borrowings from the FHLB. The advances were secured by a blanket lien on $349.3 million of real estate-related loans as of June 30, 2018. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to an additional $109.5 million. In addition, the Bank can borrow up to $117.0 million through the unsecured lines of credit it has established with nine other banks, as well as $5.0 million through a secured line with the Federal Reserve Bank.

We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. In addition, because the Bank is "well capitalized," it can accept wholesale deposits up to approximately $528.6 million based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of June 30, 2018.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	June 30, 2018	December 31, 2017
Investment securities available-for-sale to total assets	14.82%	11.60%
Loans to total deposits	98.18%	92.37%
Interest-earning assets to total assets	96.42%	95.80%
Interest-bearing deposits to total deposits	69.94%	71.00%

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
The estimated impact on our net interest income as of June 30, 2018 and December 31, 2017, assuming immediate parallel moves in interest rates is presented in the table below.

	June 30, 2018		December 31, 2017
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	8.5%	8.1%	14.3%	13.7%
+300 basis points	7.0%	7.0%	11.7%	11.4%
+200 basis points	5.2%	5.3%	8.5%	8.5%
+100 basis points	2.8%	3.0%	4.7%	4.8%
-100 basis points	(1.7)%	(1.5)%	(4.9)%	(5.4)%

Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions. Market-based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
We use economic value of equity sensitivity analysis to understand the impact of interest rate changes on long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience.
The table below presents the change in our economic value of equity as of June 30, 2018 and December 31, 2017, assuming immediate parallel shifts in interest rates.

Change in rates	June 30, 2018	December 31, 2017
+400 basis points	(37.1)%	(34.6)%
+300 basis points	(27.8)%	(25.6)%
+200 basis points	(18.1)%	(16.5)%
+100 basis points	(8.5)%	(7.4)%
-100 basis points	8.6%	7.3%

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits, none of which we expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, anti-money laundering and anti-terrorism), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or to which our property is the subject.

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in the Form S-1, as amended, filed with the SEC on April 12, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
On April 24, 2018, the Company sold 1,150,765 shares of common stock in its initial public offering, including 180,000 shares of common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares. All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-223866), which was declared effective by the SEC on April 19, 2018. Our common stock is currently traded on Nasdaq under the symbol “LEVL”.
There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on April 20, 2018 pursuant to Rule 424(b)(4) under the Securities Act. On April 25, 2018, the Company contributed $20.0 million of the net proceeds of the initial public offering to the Bank.

Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Level One Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed on March 23, 2018).

10.2
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on April 27, 2018).

10.3
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on April 27, 2018).

10.4
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on April 27, 2018).

10.5
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 filed on April 27, 2018).

10.6
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on April 27, 2018).

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

----------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level One Bancorp, Inc.

Date: August 10, 2018	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: August 10, 2018	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)