Form 10-Q
period 2018-09-30
Level One Bancorp Inc
filed 2018-11-09
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: (Check one):

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

As of November 8, 2018, the number of shares outstanding of the registrant’s Common Stock, no par value, was 7,750,216 shares.

Level One Bancorp, Inc.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$77,837	$63,661
Securities available-for-sale	199,051	150,969
Federal Home Loan Bank stock	8,325	8,303
Mortgage loans held for sale, at fair value	9,392	4,548
Loans:
Originated loans	1,022,119	920,895
Acquired loans	92,880	114,028
Total loans	1,114,999	1,034,923
Less: Allowance for loan losses	(11,890)	(11,713)
Net loans	1,103,109	1,023,210
Premises and equipment	13,506	13,435
Goodwill	9,387	9,387
Other intangible assets, net	502	667
Bank-owned life insurance	11,785	11,542
Income tax benefit	3,201	3,102
Other assets	10,174	12,467
Total assets	$1,446,269	$1,301,291
Liabilities
Deposits:
Noninterest-bearing demand deposits	$380,369	$324,923
Interest-bearing demand deposits	50,226	62,644
Money market and savings deposits	238,351	289,363
Time deposits	461,365	443,452
Total deposits	1,130,311	1,120,382
Borrowings	146,483	47,833
Subordinated notes	14,882	14,844
Other liabilities	9,134	10,272
Total liabilities	1,300,810	1,193,331
Shareholders' equity
Common stock:
Authorized—20,000,000 shares
Issued and outstanding—7,749,216 shares at 9/30/2018 and 6,435,461 shares at 12/31/2017	90,411	59,511
Retained earnings	59,173	49,232
Accumulated other comprehensive loss, net of tax	(4,125)	(783)
Total shareholders' equity	145,459	107,960
Total liabilities and shareholders' equity	$1,446,269	$1,301,291

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest income
Originated loans, including fees	$12,653	$10,172	$35,664	$29,265
Acquired loans, including fees	2,454	2,610	7,173	9,441
Securities:
Taxable	816	422	2,057	1,238
Tax-exempt	450	260	1,181	641
Federal funds sold and other	256	288	708	648
Total interest income	16,629	13,752	46,783	41,233
Interest Expense
Deposits	2,802	1,604	7,467	4,332
Borrowed funds	502	214	946	614
Subordinated notes	256	256	759	759
Total interest expense	3,560	2,074	9,172	5,705
Net interest income	13,069	11,678	37,611	35,528
Provision expense for loan losses	619	194	463	460
Net interest income after provision for loan losses	12,450	11,484	37,148	35,068
Noninterest income
Service charges on deposits	655	607	1,915	1,905
Net gain on sales of securities	—	118	—	176
Mortgage banking activities	754	548	1,394	1,260
Net gain on sale of commercial loans	—	—	11	146
Other charges and fees	515	668	1,428	1,618
Total noninterest income	1,924	1,941	4,748	5,105
Noninterest expense
Salary and employee benefits	6,888	5,413	19,013	16,003
Occupancy and equipment expense	1,173	1,106	3,293	3,130
Professional service fees	494	603	1,231	1,683
Marketing expense	264	289	697	768
Printing and supplies expense	127	137	343	371
Data processing expense	565	492	1,512	1,384
Other expense	943	1,291	3,205	3,520
Total noninterest expense	10,454	9,331	29,294	26,859
Income before income taxes	3,920	4,094	12,602	13,314
Income tax provision	665	1,259	2,167	4,406
Net income	$3,255	$2,835	$10,435	$8,908
Earnings per common share:
Basic	$0.42	$0.44	$1.44	$1.40
Diluted	$0.41	$0.43	$1.41	$1.35
Average common shares outstanding—basic	7,749	6,392	7,264	6,383
Average common shares outstanding—diluted	7,901	6,610	7,414	6,602
Cash dividends declared per common share	$0.03	$—	$0.09	$—
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$3,255	$2,835	$10,435	$8,908
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(1,247)	(225)	(4,016)	1,545
Reclassification adjustment for gains included in income	—	(118)	—	(176)
Tax effect(1)	261	120	842	(479)
Net unrealized gains (losses) on securities available-for-sale, net of tax	(986)	(223)	(3,174)	890
Total comprehensive income, net of tax	$2,269	$2,612	$7,261	$9,798
__________________________________________________________________________
(1) Includes $41 thousand and $62 thousand of tax expense related to reclassification for the three and nine months ended September 30, 2017, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2017	$58,755	$45,464	$(13)	$104,206
Net income	—	2,835	—	2,835
Other comprehensive loss	—	—	(223)	(223)
Stock-based compensation expense	167	—	—	167
Balance at September 30, 2017	$58,922	$48,299	$(236)	$106,985

Balance at December 31, 2016	$58,306	$39,391	$(1,126)	$96,571
Net income	—	8,908	—	8,908
Other comprehensive income	—	—	890	890
Exercise of stock options (12,032 shares), including tax benefit	151	—	—	151
Stock-based compensation expense	465	—	—	465
Balance at September 30, 2017	$58,922	$48,299	$(236)	$106,985

Balance at June 30, 2018	$90,201	$56,383	$(3,139)	$143,445
Net Income	—	3,255	—	3,255
Other comprehensive loss	—	—	(986)	(986)
Common stock dividend of $0.06/share	—	(465)	—	(465)
Exercise of stock options (1,100 shares)	12	—	—	12
Stock-based compensation expense, net of tax impact	198	—	—	198
Balance at September 30, 2018	$90,411	$59,173	$(4,125)	$145,459

Balance at December 31, 2017	$59,511	$49,232	$(783)	$107,960
Net income	—	10,435	—	10,435
Other comprehensive loss	—	—	(3,174)	(3,174)
Reclass of tax reform adjustments due to early adoption of ASU 2018-02	—	168	(168)	—
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	29,030	—	—	29,030
Common stock dividend of $0.09/share	—	(662)	—	(662)
Exercise of stock options (126,494 shares)	1,269	—	—	1,269
Stock-based compensation expense, net of tax impact	601	—	—	601
Balance at September 30, 2018	$90,411	$59,173	$(4,125)	$145,459
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$10,435	$8,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,008	1,030
Amortization of core deposit intangibles	165	176
Stock-based compensation expense	615	465
Provision expense for loan losses	463	460
Net securities premium amortization	1,001	557
Net gain on sales of securities	—	(176)
Originations of loans held for sale	(53,918)	(45,972)
Proceeds from sales of loans originated for sale	50,160	51,832
Net gain on sales of loans	(1,550)	(1,406)
Accretion on acquired purchase credit impaired loans	(3,076)	(4,188)
Gain on sale of other real estate owned	(48)	(204)
Increase in cash surrender value of life insurance	(243)	(246)
Amortization of debt issuance costs	38	44
Net (increase) decrease in accrued interest receivable and other assets	2,586	(1,586)
Net increase (decrease) in accrued interest payable and other liabilities	(1,370)	3,729
Deferred income tax benefit (expense)	(180)	878
Net cash provided by operating activities	6,086	14,301
Cash flows from investing activities
Net increase in loans	(76,822)	(22,497)
Principal payments on securities available-for-sale	7,073	6,687
Purchases of securities available-for-sale	(60,877)	(59,356)
Purchases of FHLB Stock	(22)	(2,475)
Additions to premises and equipment	(1,100)	(867)
Proceeds from:
Sale of securities available-for-sale	704	12,490
Sale of other real estate owned	700	—
Net cash used in investing activities	(130,344)	(66,018)
Cash flows from financing activities
Net increase in deposits	9,929	144,950
Change in short-term borrowings	98,702	(5,243)
Repayment of long-term debt	(52)	(14,506)
Net proceeds from issuance of common stock related to initial public offering	29,030	—
Proceeds from exercised stock options	1,269	150
Payments related to tax-withholding for share based compensation awards	(14)	—
Common stock dividend paid	(430)	—
Net cash provided by financing activities	138,434	125,351
Net change in cash and cash equivalents	14,176	73,634
Beginning cash and cash equivalents	63,661	19,116
Ending cash and cash equivalents	$77,837	$92,750
Supplemental disclosure of cash flow information:
Interest paid	$8,678	$5,236
Income taxes paid	1,300	3,485
Transfer of loans held for sale to loans held for investment	453	947
Transfer from premises and equipment to other assets	20	1,794
Transfer from loans to other real estate owned	—	385
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED STATEMENTS
SEPTEMBER 30, 2018
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the "Company") was organized to become a bank holding company to establish and operate a bank, Level One Bank (the "Bank") in Farmington Hills, Michigan. The Company was incorporated on July 17, 2006 under Michigan law. The Bank began operations on October 5, 2007.
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
On July 9, 2017, the Company formed a new subsidiary, Hamilton Court Insurance Company ("Hamilton Court"), which is a wholly owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank, and reinsurance to ten other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Hamilton Court was designed to insure the risks of the Company and the Bank by providing additional insurance coverage for deductibles, excess limits and uninsured exposures. Hamilton Court is domiciled in Nevada.
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
Basis of Presentation and Principles of Consolidation:
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2017, included in our registration statement on Form S-1, as amended, filed with the SEC on April 12, 2018 and declared effective on April 19, 2018.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Hamilton Court, after elimination of significant intercompany transactions and accounts.
Use of Estimates:
To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore future results could differ.

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
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," to improve the accounting for financial instruments. This ASU requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, as well as the required use of exit pricing when measuring the fair value of financial instruments for disclosure purposes. The guidance will be effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and is to be applied prospectively with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is in the planning stages of developing processes and procedures to comply with the disclosures requirements of this ASU, which could impact the disclosures the Company makes related to fair value of its financial instruments. This standard is not expected to have a material impact to the Company's consolidated financial statements. The Company is planning to adopt this new guidance within the time frames stated above.
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
The guidance will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and is to be applied under an optional transition method. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption. The Company is planning to adopt this new guidance within the time frames stated above.
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

NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
U.S. government sponsored entities & agencies	$2,401	$—	$(74)	$2,327
State and political subdivision	71,417	205	(1,419)	70,203
Mortgage-backed securities: residential	10,413	1	(557)	9,857
Mortgage-backed securities: commercial	12,662	—	(480)	12,182
Collateralized mortgage obligations: residential	19,897	138	(459)	19,576
Collateralized mortgage obligations: commercial	33,027	13	(1,001)	32,039
U.S. Treasury	24,239	—	(1,272)	22,967
SBA	16,269	—	(189)	16,080
Asset backed securities	3,870	5	(12)	3,863
Corporate Bonds	10,077	—	(120)	9,957
Total available-for-sale	$204,272	$362	$(5,583)	$199,051
December 31, 2017
State and political subdivision	$52,951	$602	$(329)	$53,224
Mortgage-backed securities: residential	8,689	3	(261)	8,431
Mortgage-backed securities: commercial	9,879	12	(72)	9,819
Collateralized mortgage obligations: residential	19,304	125	(208)	19,221
Collateralized mortgage obligations: commercial	20,879	11	(333)	20,557
U.S. Treasury	24,283	—	(710)	23,573
SBA	12,644	10	(38)	12,616
Corporate Bonds	3,545	—	(17)	3,528
Total available-for-sale	$152,174	$763	$(1,968)	$150,969
The proceeds from sales of securities and the associated gains and losses for the periods below are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds	$704	$7,503	$704	$12,490
Gross gains	2	118	2	176
Gross losses	(2)	—	(2)	—
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

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$1,213	$1,211
One to five years	53,448	51,656
Five to ten years	36,986	36,012
Beyond ten years	112,625	110,172
Total	$204,272	$199,051

Securities pledged at September 30, 2018 and December 31, 2017 had a carrying amount of $41.3 million and $36.5 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank line of credit, repurchase agreements and deposits.
As of September 30, 2018, the Bank held 50 tax-exempt state and local municipal securities totaling $36.2 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at September 30, 2018 and December 31, 2017 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
September 30, 2018
Available-for-sale
U.S. government sponsored entities & agencies	$2,327	$(74)	$—	$—	$2,327	$(74)
State and political subdivision	35,807	(701)	15,956	(718)	51,763	(1,419)
Mortgage-backed securities: residential	2,669	(47)	7,119	(510)	9,788	(557)
Mortgage-backed securities: commercial	7,683	(298)	4,500	(182)	12,183	(480)
Collateralized mortgage obligations: residential	4,056	(64)	8,254	(395)	12,310	(459)
Collateralized mortgage obligations: commercial	17,566	(363)	13,496	(638)	31,062	(1,001)
U.S. Treasury	2,867	(100)	20,099	(1,172)	22,966	(1,272)
SBA	12,738	(104)	3,342	(85)	16,080	(189)
Asset backed securities	1,927	(12)	—	—	1,927	(12)
Corporate Bonds	8,473	(87)	975	(33)	9,448	(120)
Total available-for-sale	$96,113	$(1,850)	$73,741	$(3,733)	$169,854	$(5,583)
December 31, 2017
Available-for-sale
State and political subdivision	$17,285	$(127)	$6,002	$(202)	$23,287	$(329)
Mortgage-backed securities: residential	1,966	(33)	6,226	(228)	8,192	(261)
Mortgage-backed securities: commercial	5,874	(31)	1,867	(41)	7,741	(72)
Collateralized mortgage obligations: residential	4,609	(40)	7,828	(168)	12,437	(208)
Collateralized mortgage obligations: commercial	15,717	(294)	2,813	(39)	18,530	(333)
U.S. Treasury	3,937	(27)	19,637	(683)	23,574	(710)
SBA	8,516	(25)	367	(13)	8,883	(38)
Corporate Bonds	3,528	(17)	—	—	3,528	(17)
Total available-for-sale	$61,432	$(594)	$44,740	$(1,374)	$106,172	$(1,968)
As of September 30, 2018, the Company's investment portfolio consisted of 259 securities, 205 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

NOTE 3—LOANS
The following table presents the recorded investment in loans at September 30, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
September 30, 2018
Commercial real estate	$484,614	$67,967	$552,581
Commercial and industrial	387,919	9,141	397,060
Residential real estate	148,648	15,708	164,356
Consumer	938	64	1,002
Total	$1,022,119	$92,880	$1,114,999
December 31, 2017
Commercial real estate	$431,872	$79,890	$511,762
Commercial and industrial	365,679	12,007	377,686
Residential real estate	122,551	21,888	144,439
Consumer	793	243	1,036
Total	$920,895	$114,028	$1,034,923
Information as to nonperforming assets was as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial real estate	$4,559	$2,257
Commercial and industrial	5,763	9,024
Residential real estate	2,546	2,767
Consumer	5	—
Total nonperforming loans	12,873	14,048
Other real estate owned	—	652
Total nonperforming assets	$12,873	$14,700
Loans 90 days or more past due and still accruing	$354	$440
The loans 90 days or more past due and still accruing consisted of $341 thousand of PCI loans and $13 thousand of restructured PCI loans as of September 30, 2018 and $440 thousand of PCI loans as of December 31, 2017.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
September 30, 2018
Commercial real estate	$549,992	$2,515	$74	$—	$552,581
Commercial and industrial	392,685	3,305	916	154	397,060
Residential real estate	159,376	2,414	1,255	1,311	164,356
Consumer	997	—	—	5	1,002
Total	$1,103,050	$8,234	$2,245	$1,470	$1,114,999
December 31, 2017
Commercial real estate	$507,250	$3,066	$1,412	$34	$511,762
Commercial and industrial	373,829	1,397	2,455	5	377,686
Residential real estate	138,613	3,808	1,258	760	144,439
Consumer	985	51	—	—	1,036
Total	$1,020,677	$8,322	$5,125	$799	$1,034,923
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, is as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Nonaccrual loans	$12,873	$14,048
Performing troubled debt restructurings:
Commercial real estate	1,511	—
Commercial and industrial	574	961
Residential real estate	365	261
Total performing troubled debt restructurings	2,450	1,222
Total impaired loans, excluding purchase credit impaired loans	$15,323	$15,270
Troubled Debt Restructurings:
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
As of September 30, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $8.7 million and $7.6 million, respectively. The Company has allocated a specific reserve of $938 thousand for those loans at September 30, 2018 and a specific reserve of $975 thousand for those loans at December 31, 2017. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of September 30, 2018, there were $6.2 million of nonperforming TDRs and $2.5 million of performing TDRs included in impaired loans. As of December 31, 2017, there were $6.4 million of nonperforming TDRs and $1.2 million of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified will return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

The following table presents the recorded investment of loans modified as TDRs during the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, by type of concession granted. There were no loans modified as TDRs during the three months ended September 30, 2018. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
For the three months ended September 30, 2017
Commercial and industrial	$—	$—	$4,408	5	$4,408	$—	$547
Residential real estate	784	—	—	1	784	—	—
Total	$784	$—	$4,408	6	$5,192	$—	$547
For the nine months ended September 30, 2018
Commercial real estate	$—	$—	$2,087	4	$2,087	$101	$—
Commercial and industrial	133	—	990	3	1,123	—	—
Residential real estate	—	—	112	2	112	—	5
Total	$133	$—	$3,189	9	$3,322	$101	$5
For the nine months ended September 30, 2017
Commercial and industrial	$—	$—	$4,408	5	$4,408	$—	$547
Residential real estate	784	361	—	3	1,145	—	—
Total	$784	$361	$4,408	8	$5,553	$—	$547
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following tables present the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three and nine months ended September 30, 2018 and September 30, 2017, including the recorded investment as of each period end. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	3	$2,087	$—	3	$2,087	$—
Commercial and industrial	2	1,182	—	3	1,316	—
Residential real estate	—	—	—	1	111	—
Total	5	$3,269	$—	7	$3,514	$—

	Three months ended September 30, 2017			Nine months ended September 30, 2017
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Residential real estate	1	$301	$—	1	$301	$—
Total	1	$301	$—	1	$301	$—
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes commercial and industrial and commercial real estate loans and is performed on an annual basis. The Company uses the following definitions for risk ratings:

Pass.    Higher quality loans that do not fit any of the other categories described below. This category includes loans risk rated with the following ratings: cash/stock secured, excellent credit risk, superior credit risk, good credit risk, satisfactory credit risk, and marginal credit risk.
Special Mention.    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company's credit position at some future date.
Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018
Commercial real estate	$535,570	$10,762	$6,208	$41	$552,581
Commercial and industrial	376,155	4,707	16,089	109	397,060
Total	$911,725	$15,469	$22,297	$150	$949,641
December 31, 2017
Commercial real estate	$492,731	$10,664	$8,323	$44	$511,762
Commercial and industrial	361,740	5,945	9,963	38	377,686
Total	$854,471	$16,609	$18,286	$82	$889,448
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2018
Residential real estate	$161,810	$2,546	$164,356
Consumer	997	5	1,002
Total	$162,807	$2,551	$165,358
December 31, 2017
Residential real estate	$141,672	$2,767	$144,439
Consumer	1,036	—	1,036
Total	$142,708	$2,767	$145,475
Purchased Credit Impaired Loans:
As part of the Company's previous four acquisitions, the Company acquired purchase credit impaired ("PCI") loans for which there was evidence of credit quality deterioration since origination, and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The total balance of all PCI loans from these acquisitions was as follows:

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
September 30, 2018
Commercial real estate	$9,500	$5,537
Commercial and industrial	338	111
Residential real estate	5,043	3,413
Total PCI loans	$14,881	$9,061
December 31, 2017
Commercial real estate	$10,084	$5,771
Commercial and industrial	808	417
Residential real estate	4,068	3,558
Total PCI loans	$14,960	$9,746
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$12,390	$16,850	$14,452	$19,893
Accretion of income	(1,167)	(1,011)	(3,076)	(4,188)
Adjustments to accretable yield	—	(1)	(159)	133
Other activity, net	—	—	6	—
Balance at end of period	$11,223	$15,838	$11,223	$15,838
"Accretion of income" represents the income earned on these loans for the year. "Adjustments to accretable yield" represents the net amount of accretable yield added or removed as a result of the semi-annual re-estimation of expected cash flows.
For the nine months ended September 30, 2018 and year ended December 31, 2017, respectively, allowance for loans losses on PCI loans decreased by $96 thousand and increased by $234 thousand.

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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of September 30, 2018, the Company had six PCI loan pools and 12 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan's remaining life.
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

Information as to loans individually evaluated for impairment, including impaired PCI loans, is as follows:

(Dollars in thousands)	Recorded with no related allowance	Recorded with related allowance	Total recorded investment	Contractual principal balance	Related allowance
September 30, 2018
Individually evaluated impaired loans:
Commercial real estate	$6,039	$5,183	$11,222	$15,362	$828
Commercial and industrial	2,927	3,379	6,306	7,532	982
Residential real estate	1,681	3,262	4,943	6,672	145
Total	$10,647	$11,824	$22,471	$29,566	$1,955
December 31, 2017
Individually evaluated impaired loans:
Commercial real estate	$2,222	$5,339	$7,561	$13,536	$876
Commercial and industrial	5,238	5,059	10,297	11,677	1,549
Residential real estate	1,696	3,132	4,828	6,502	154
Total	$9,156	$13,530	$22,686	$31,715	$2,579

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended September 30, 2018
Individually evaluated impaired loans:
Commercial real estate	$9,524	$430	$142
Commercial and industrial	6,559	22	—
Residential real estate	5,217	90	—
Total	$21,300	$542	$142
For the nine months ended September 30, 2018
Individually evaluated impaired loans:
Commercial real estate	$9,258	$1,275	$142
Commercial and industrial	7,736	71	112
Residential real estate	5,256	277	—
Total	$22,250	$1,623	$254
For the three months ended September 30, 2017
Individually evaluated impaired loans:
Commercial real estate	$6,554	$403	$—
Commercial and industrial	11,542	59	—
Residential real estate	4,170	74	—
Total	$22,266	$536	$—
For the nine months ended September 30, 2017
Individually evaluated impaired loans:
Commercial real estate	$6,225	$1,318	$—
Commercial and industrial	13,301	179	—
Residential real estate	4,431	231	—
Total	$23,957	$1,728	$—

Activity in the allowance for loan losses and the allocation of the allowance for loans were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended September 30, 2018
Allowance for loan losses:
Beginning Balance	$5,060	$5,423	$977	$5	$11,465
Provision for loan losses	34	475	101	9	619
Gross chargeoffs	—	(237)	—	(8)	(245)
Recoveries	23	8	19	1	51
Net (chargeoffs) recoveries	23	(229)	19	(7)	(194)
Ending Allowance for loan losses	$5,117	$5,669	$1,097	$7	$11,890
For the nine months ended September 30, 2018
Allowance for loan losses:
Beginning Balance	$4,852	$5,903	$950	$8	$11,713
Provision for loan losses	352	(53)	143	21	463
Gross chargeoffs	(112)	(995)	(47)	(23)	(1,177)
Recoveries	25	814	51	1	891
Net (chargeoffs) recoveries	(87)	(181)	4	(22)	(286)
Ending Allowance for loan losses	$5,117	$5,669	$1,097	$7	$11,890
September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$—	$957	$13	$—	$970
Collectively evaluated for impairment	4,289	4,687	952	7	9,935
Acquired with deteriorated credit quality	828	25	132	—	985
Ending Allowance for loan losses	$5,117	$5,669	$1,097	$7	$11,890
Balance of loans:
Individually evaluated for impairment	$6,039	$6,194	$1,870	$—	$14,103
Collectively evaluated for impairment	541,005	390,755	159,073	1,002	1,091,835
Acquired with deteriorated credit quality	5,537	111	3,413	—	9,061
Total loans	$552,581	$397,060	$164,356	$1,002	$1,114,999

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended September 30, 2017
Allowance for loan losses:
Beginning Balance	$4,829	$5,749	$821	$5	$11,404
Provision for loan losses	(412)	710	(104)	—	194
Gross chargeoffs	—	(38)	(3)	—	(41)
Recoveries	2	16	55	—	73
Net (chargeoffs) recoveries	2	(22)	52	—	32
Ending Allowance for loan losses	$4,419	$6,437	$769	$5	$11,630
For the nine months ended September 30, 2017
Allowance for loan losses:
Beginning Balance	$4,124	$5,932	$1,030	$3	$11,089
Provision for loan losses	279	465	(285)	1	460
Gross chargeoffs	—	(139)	(86)	—	(225)
Recoveries	16	179	110	1	306
Net (chargeoffs) recoveries	16	40	24	1	81
Ending Allowance for loan losses	$4,419	$6,437	$769	$5	$11,630
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,480	$18	$—	$1,498
Collectively evaluated for impairment	3,976	4,354	796	8	9,134
Acquired with deteriorated credit quality	876	69	136	—	1,081
Ending Allowance for loan losses	$4,852	$5,903	$950	$8	$11,713
Balance of loans:
Individually evaluated for impairment	$2,222	$9,976	$1,778	$—	$13,976
Collectively evaluated for impairment	503,769	367,293	139,103	1,036	1,011,201
Acquired with deteriorated credit quality	5,771	417	3,558	—	9,746
Total loans	$511,762	$377,686	$144,439	$1,036	$1,034,923

NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Land	$2,197	$2,197
Building	9,746	9,132
Leasehold improvements	1,691	1,655
Furniture, fixtures and equipment	5,986	5,614
Total premises and equipment	$19,620	$18,598
Less: Accumulated depreciation	6,114	5,163
Net premises and equipment	$13,506	$13,435
Depreciation expense was $345 thousand and $333 thousand for the three months ended September 30, 2018 and 2017, respectively, and $1,008 thousand and $1,030 thousand for the nine months ended September 30, 2018 and 2017, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense for the three months ended September 30, 2018 and 2017, was $285 thousand and $288 thousand respectively, and $790 thousand and $662 thousand for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company acquired two banks, Lotus Bank in March 2015 and Bank of Michigan in March 2016, which resulted in the recognition of $4.6 million and $4.8 million of goodwill, respectively. Goodwill was $9.4 million at both September 30, 2018 and December 31, 2017.
Goodwill is not amortized but is evaluated at least annually for impairment. The Company's most recent annual goodwill impairment review performed with September 30, 2017 data did not indicate that an impairment of goodwill existed. The Company also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through September 30, 2018 and that the Company's goodwill was not impaired at September 30, 2018.
There was no change in goodwill for the three and nine months ended September 30, 2018 and year ended December 31, 2017.
Acquired Intangible Assets:    The Company has recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Gross carrying amount	$2,045	$2,045
Accumulated amortization	(1,543)	(1,378)
Net Intangible	$502	$667
Aggregate amortization expense was $55 thousand and $59 thousand for the three months ended September 30, 2018 and 2017, respectively, and $165 thousand and $176 thousand for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 7 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase	10,021	2.34	1,319	0.30
FHLB Advances	125,000	1.94	35,000	1.25
Total short-term borrowings	135,021	1.97	36,319	1.22
Long-term debt:
Secured borrowing due in 2022	1,462	1.00	1,514	1.00
FHLB advances due in 2022	10,000	1.75	10,000	1.75
Subordinated notes due in 2025(2)	14,882	6.38	14,844	6.38
Total long-term debt	26,344	4.32	26,358	4.31
Total short-term and long-term borrowings	$161,365	2.35%	$62,677	2.52%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) The September 30, 2018 balance includes subordinated notes of $15.0 million and debt issuance costs of $118 thousand. The December 31, 2017 balance includes subordinated notes of $15.0 million and debt issuance costs of $156 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The advances were secured by a blanket lien on $368.5 million of real estate-related loans as of September 30, 2018. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $78 million at September 30, 2018.
At September 30, 2018, the Company had $418 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $1.8 million at September 30, 2018. Additionally, at September 30, 2018, the Company had $9.6 million of U.S. Treasury securities sold under agreements to repurchase with a correspondent bank, which mature on October 29, 2018, and were secured by securities with a fair value of $9.6 million.
The Company had a secured borrowing of $1.5 million as of September 30, 2018 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
As of September 30, 2018, the Company had outstanding $15.0 million of subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature no later than December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event. The notes are subordinated to all other borrowings. At September 30, 2018, there was $118 thousand of debt issuance costs remaining, which are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
FHLB Line of Credit
Average Daily Balance	$3,026	$45	$4,085	$2,347
Weighted-average rate	2.40%	1.40%	2.06%	0.91%
Maximum month-end balance	$37,081	$—	$37,081	$20,551
Securities sold under agreements to repurchase
Average Daily Balance	$9,824	$707	$4,413	$806
Weighted-average rate	2.34%	0.30%	2.34%	0.30%
Maximum month-end balance	$10,276	$896	$10,761	$1,085
FHLB Advances
Average Daily Balance	$71,054	$74,140	$47,077	$33,224
Weighted-average rate	2.14%	1.13%	1.94%	0.92%
Maximum month-end balance	$125,000	$72,000	$125,000	$120,000
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

A reconciliation of expected income tax expense using the federal corporate tax rate of 21% and 35% as of September 30, 2018 and 2017, respectively, and actual income tax expense is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Income tax expense based on federal corporate tax rate	$823	$1,433	$2,646	$4,660
Changes resulting from:
Tax-exempt income	104	120	289	307
Other, net	(262)	(294)	(768)	(561)
Income tax expense	$665	$1,259	$2,167	$4,406

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
The Company's Board of Directors had reserved (with consent of the Company's shareholders) 630,265 shares of common stock for issuance under the Stock Option Plan. During the nine months ended September 30, 2018, the Company granted 30,000 stock options. No options were granted during the nine months ended September 30, 2017.

The term of the options is ten years and options vest over three years, one-third each year. The Company will use authorized but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the stock options granted was determined using the following weighted-average assumptions as of grant date:

September 30, 2018
Risk Free Interest Rate	2.83%
Expected Term (years)	7.0
Expected Volatility	0.04%
Dividend Yield	—%
Weighted average fair value of options granted	$4.46
The employee stock option activity for the nine months ended September 30, 2018 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 1/1/2018	484,147	$13.96	4.76	$6,700
Granted	30,000	24.80
Exercised	(126,494)	10.04
Forfeited	(9,885)	10.00
Outstanding at 9/30/2018	377,768	$16.24	6.05	$4,367
Exercisable at 9/30/2018	318,263	$15.02	5.61	$4,069
Share-based compensation expense charged against income was $38 thousand and $39 thousand for the three months ended September 30, 2018 and 2017, and $128 thousand for both the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, there was $132 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.
2014 Equity Incentive Plan
Under the 2014 Equity Incentive Plan ("2014 Plan"), the Company could grant restricted stock awards to its directors ("Plan A") and employees ("Plan B"). Restricted stock awards are participating shares that vest upon completion of future service requirements. If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited. The fair value of these awards is equal to the fair value of the stock as of the issuance date. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest.
The Company had reserved 150,000 shares of common stock for issuance under the 2014 Plan. During the nine months ended September 30, 2018, the Company granted 30,271 restricted stock awards under the 2014 Plan.
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

The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the nine months ended September 30, 2018, the Company granted 6,750 restricted stock awards under the 2018 Plan.
A summary of changes in the Company's nonvested shares for the nine months ended September 30, 2018 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2018	30,150	$22.03
Granted	37,021	25.53
Vested	(10,747)	22.81
Nonvested at 9/30/2018	56,424	$24.18
Total expense for restricted stock awards totaled $175 thousand and $128 thousand for the three months ended September 30, 2018 and 2017, and $487 thousand and $337 thousand for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $858 thousand of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three and nine months ended September 30, 2018, was $114 thousand and $245 thousand respectively.

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
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$16,273	$2,325	$5,041	$8,837
Unused lines of credit	14,121	213,270	12,407	189,787
Unused standby letters of credit	3,705	232	3,584	1,411
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 4.75% to 6.15% and maturities ranging from 1 to 10 years.

NOTE 11—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of September 30, 2018, the Company and Bank met all capital adequacy requirements to which they were subject.
During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective, certain provisions of which are subject to a multi-year phase-in period. These rules modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. When fully phased in on January 1, 2019, the rules will require the Company to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.5% the minimum risk-weighted assets ratios. The capital conservation buffer was 1.875% at September 30, 2018 and was 1.25% at December 31, 2017.
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
At September 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	$140,050	11.75%	$53,657	4.50%	$76,074	6.38%
Bank	143,368	12.00%	53,757	4.50%	76,215	6.38%	$77,649	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$140,050	11.75%	$71,543	6.00%	$93,959	7.88%
Bank	143,368	12.00%	71,676	6.00%	94,134	7.88%	$95,567	8.00%
Total capital to risk-weighted assets:
Consolidated	$166,852	13.99%	$95,390	8.00%	$117,807	9.88%
Bank	155,288	13.00%	95,567	8.00%	118,026	9.88%	$119,459	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$140,050	10.31%	$54,344	4.00%	$54,344	4.00%
Bank	143,368	10.62%	54,018	4.00%	54,018	4.00%	$67,522	5.00%
December 31, 2017
Common equity tier 1 to risk-weighted assets:
Consolidated	$98,912	9.10%	$48,904	4.50%	$62,488	5.75%
Bank	111,781	10.29%	48,891	4.50%	62,472	5.75%	$70,620	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$98,912	9.10%	$65,205	6.00%	$78,790	7.25%
Bank	111,781	10.29%	65,188	6.00%	78,768	7.25%	$86,917	8.00%
Total capital to risk-weighted assets:
Consolidated	$125,472	11.55%	$86,940	8.00%	$100,525	9.25%
Bank	123,496	11.37%	86,917	8.00%	100,498	9.25%	$108,646	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$98,912	7.92%	$49,978	4.00%	$49,978	4.00%
Bank	111,781	8.96%	49,893	4.00%	49,893	4.00%	$62,366	5.00%
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
Interest Rate Contracts: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).
        Loans Held for Sale, at Fair Value:    The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). Mortgage banking related derivatives including interest rate locks with customers and commitments to sell loans are also recorded at fair value using observable market data as of the measurement date (Level 2) but were not significant for the periods ended September 30, 2018 or December 31, 2017.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Securities available for sale:
U.S. government sponsored entities and agencies	$2,327	$—	$2,327	$—
State and political subdivision	70,203	—	70,203	—
Mortgage-backed securities: residential	9,857	—	9,857	—
Mortgage-backed securities: commercial	12,182	—	12,182
Collateralized mortgage obligations: residential	19,576		19,576	—
Collateralized mortgage obligations: commercial	32,039	—	32,039	—
U.S. Treasury	22,967	—	22,967	—
SBA	16,080	—	16,080	—
Asset backed securities	3,863	—	3,863	—
Corporate Bonds	9,957	—	9,957	—
Total securities available for sale	199,051	—	199,051	—
Loans held for sale	9,392	—	9,392	—
Loans measured at fair value:
Residential real estate	4,487	—	—	4,487
Other assets (interest rate swaps)	17		17
Total assets at fair value	$212,947	$—	$208,460	$4,487
Other liabilities (interest rate swaps)	17	—	17	—
Total liabilities at fair value	$17	$—	$17	$—
December 31, 2017
Securities available for sale:
State and political subdivision	$53,224	$—	$53,224	$—
Mortgage-backed securities: residential	8,431	—	8,431	—
Mortgage-backed securities: commercial	9,819	—	9,819	—
Collateralized mortgage obligations: residential	19,221	—	19,221	—
Collateralized mortgage obligations: commercial	20,557	—	20,557	—
U.S. Treasury	23,573	—	23,573	—
SBA	12,616	—	12,616	—
Corporate Bonds	3,528	—	3,528	—
Total securities available for sale	$150,969	$—	$150,969	$—
Loans held for sale	4,548	—	4,548	—
Loans measured at fair value:
Residential real estate	4,291	—	—	4,291
Total assets at fair value	$159,808	$—	$155,517	$4,291
There were no transfers between levels within the fair value hierarchy, within a specific category, during the nine months ended September 30, 2018.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Loans held for investment
For the three months ended September 30, 2018
Beginning balance	$4,414
Transfers from loans held for sale	149
Gains (losses):
Recorded in "Mortgage banking activities"	(32)
Repayments	(44)
Ending balance	$4,487
For the nine months ended September 30, 2018
Beginning balance	$4,291
Transfers from loans held for sale	453
Gains (losses):
Recorded in "Mortgage banking activities"	(144)
Repayments	(113)
Ending balance	$4,487
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of September 30, 2018 and December 31, 2017.
As of September 30, 2018 and December 31, 2017, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Aggregate fair value	$9,392	$4,548
Contractual balance	9,210	4,466
Unrealized gain	182	82
The total amount of gains (losses) from changes in fair value of loans held for sale included in "Mortgage banking activities" were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Change in fair value	$69	$(5)	$100	$(154)

Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Impaired loans:
Commercial and industrial	$185	$—	$—	$185
Total	$185	$—	$—	$185
December 31, 2017
Other real estate owned	$652	$—	$—	$652
Other assets (1)	1,654	—	—	1,654
Total	$2,306	$—	$—	$2,306
(1) Impaired other assets represent building and furniture held-for-sale, which had a writedown of $140 thousand during the year ended December 31, 2017 and a writedown of $10 thousand during the nine months ended September 30, 2018. The building held for sale was sold prior to September 30, 2018.
At September 30, 2018, the Company had reduced the carrying value of its impaired loans (all of which are included in nonaccrual loans) by $233 thousand to the estimated fair value of $185 thousand. The $233 thousand adjustment to reduce the carrying value of such impaired loans to estimated fair value consisted of partial charge-offs and no specific allowance allocations for loan losses. There were no impaired loans at fair value at December 31, 2017.
Other real estate owned measured at fair value had a net carrying amount of $652 thousand at December 31, 2017. There were no write downs in other real estate owned during the year ended December 31, 2017. There were no other real estate owned assets at fair value at September 30, 2018.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Fair value at September 30, 2018	Valuation Technique(s)	Significant Unobservable Input(s)	Discount %
Impaired loans	$185	Appraisal value and cash surrender value of life insurance	Discount for type of collateral and age of appraisal	0-35%

(Dollars in thousands)	Fair value at December 31, 2017	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Other real estate owned	$652	Sales comparison approach per appraisal	Discount for type of collateral and age of appraisal	0-5%
Other assets (building held for sale)	1,654	Sales comparison approach per appraisal	Discount for type of collateral and age of appraisal	0-10%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at September 30, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Financial assets:
Cash and cash equivalents	$77,837	$21,750	$56,087	$—
Federal Home Loan Bank stock	8,325	NA	NA	NA
Net loans	1,103,109	—	—	1,102,005
Accrued interest receivable	4,714	—	1,673	3,041
Financial liabilities:
Deposits	1,130,311	—	1,122,317	—
Borrowings	146,483	—	146,947	—
Subordinated notes	14,882	—	15,000	—
Accrued interest payable	1,402	—	1,402	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$63,661	$17,712	$45,949	$—
Federal Home Loan Bank stock	8,303	NA	NA	NA
Net loans	1,023,210	—	—	1,025,319
Accrued interest receivable	3,730	—	807	2,923
Financial liabilities:
Deposits	1,120,382	—	1,122,473	—
Borrowings	47,833	—	47,473	—
Subordinated notes	14,844	—	14,993	—
Accrued interest payable	908	—	908	—
The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents
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

NOTE 13—DERIVATIVES
The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $10.4 million at September 30, 2018. There were no open interest rate swap agreements as of December 31, 2017. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reporting in earnings as non-interest income.
Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Company's exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. There are provisions in the agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. In addition, the Company minimizes credit risk through credit approvals, limits, and monitoring procedures.
The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of the date indicated:

	September 30, 2018
(Dollars in thousands)	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$10,394	$17

Included in other liabilities:
Interest rate swaps	$10,394	$17
There was no effect of derivative instruments on the Consolidated Statements of Income for the three or nine months ended September 30, 2018.

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$10,399	$1,158
Investment in banking subsidiary	148,777	120,829
Investment in captive subsidiary	1,373	663
Income tax benefit	298	339
Other assets	38	30
Total assets	$160,885	$123,019
Liabilities
Subordinated notes	$14,882	$14,844
Accrued expenses and other liabilities	544	215
Total liabilities	15,426	15,059
Shareholders' equity	145,459	107,960
Total liabilities and shareholders' equity	$160,885	$123,019
Statements of Income and Comprehensive Income—Parent Company

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Expenses
Interest on subordinated notes	$256	$256	$759	$759
Salaries and employee benefits	—	12	86	41
Professional services	9	223	23	446
Other expenses	142	120	371	347
Total expenses	407	611	1,239	1,593
Loss before income taxes and equity in undistributed net earnings of subsidiaries	(407)	(611)	(1,239)	(1,593)
Income tax benefit (expense)	(2)	187	201	531
Equity in undistributed earnings of subsidiaries	3,664	3,259	11,473	9,970
Net income	$3,255	$2,835	$10,435	$8,908
Other comprehensive income (loss)	(986)	(223)	(3,174)	890
Total comprehensive income, net of tax	$2,269	$2,612	$7,261	$9,798

Statements of Cash Flows—Parent Company

	For the nine months ended September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$10,435	$8,908
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(11,473)	(9,970)
Stock based compensation expense	242	246
Decrease in other assets, net	33	917
Increase (decrease) in other liabilities, net	135	512
Net cash provided by (used in) operating activities	(628)	613
Cash flows from investing activities
Capital infusion to subsidiaries	(20,000)	(250)
Net cash used in investing activities	(20,000)	(250)
Cash flows from financing activities
Net proceeds from issuance of common stock related to initial public offering	29,030	—
Common stock dividend paid	(430)	—
Proceeds from exercised stock options	1,269	150
Net cash provided by financing activities	29,869	150
Net increase in cash and cash equivalents	9,241	513
Beginning cash and cash equivalents	1,158	539
Ending cash and cash equivalents	$10,399	$1,052

NOTE 15—EARNINGS PER SHARE
The calculation of basic and diluted earnings per share for each period noted below was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Basic:
Net Income attributable to common shareholders	$3,255	$2,835	$10,435	$8,908
Weighted average common shares outstanding	7,749,047	6,392,041	7,264,494	6,382,723
Basic earnings per share	$0.42	$0.44	$1.44	$1.40
Diluted:
Net Income attributable to common shareholders	$3,255	$2,835	$10,435	$8,908
Weighted average common shares outstanding	7,749,047	6,392,041	7,264,494	6,382,723
Add: Dilutive effects of assumed exercises of stock options	152,062	217,575	149,182	219,633
Weighted average common and dilutive potential common shares outstanding	7,901,109	6,609,616	7,413,676	6,602,356
Diluted earnings per common share	$0.41	$0.43	$1.41	$1.35
Stock options for 30,000 and 25,055 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2018 because they were antidilutive. There were no antidilutive stock options for the three and nine months ended September 30, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2018 and 2017. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Registration Statement on Form S–1, as amended, which contains audited financial statements of the Company as of and for the year ended December 31, 2017, previously filed with the SEC on April 12, 2018. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
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
Since 2007, we have grown substantially through organic growth and a series of four successful acquisitions, all of which have been fully integrated into our operations. We have made significant investments over the last several years in hiring additional staff and upgrading technology and system security. In 2016, we opened our first branch in the Grand Rapids, Michigan market. In the third quarter of 2017, we opened our second location in Bloomfield Township located in Oakland County. In the third quarter of 2018, we doubled the size of our mortgage division with the addition of new mortgage officers and support staff.
We had net income of $3.3 million for the three months ended September 30, 2018, compared to $2.8 million for the three months ended September 30, 2017. We had net income of $10.4 million for the nine months ended September 30, 2018, compared to $8.9 million for the nine months ended September 30, 2017.
As of September 30, 2018, the Company had total consolidated assets of $1.45 billion, total consolidated deposits of $1.13 billion and total consolidated shareholders' equity of $145.5 million.
We continue to focus on growing our commercial business, commercial real estate and residential mortgage lending portfolios. At September 30, 2018, we had $1.11 billion in total loans. Of this amount $92.9 million, or 8.3%, consisted of loans we acquired (all of which were recorded at their estimated fair values at the time of acquisition), and $1.02 billion, or 91.7%, consisted of loans we originated.

Recent Developments
Third Quarter Dividend: On September 20, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share. This dividend was paid out on October 15, 2018, to stockholders of record at the close of business on September 30, 2018.

Summary Consolidated Financial Information
(Unaudited)

	As of and for the three months ended,			As of and for the nine months ended,
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2018	2018	2017	2018	2017
Earnings Summary
Interest income	$16,629	$15,380	$13,752	$46,783	$41,233
Interest expense	3,560	2,965	2,074	9,172	5,705
Net interest income	13,069	12,415	11,678	37,611	35,528
Provision expense (benefit) for loan losses	619	(710)	194	463	460
Noninterest income	1,924	1,452	1,941	4,748	5,105
Noninterest expense	10,454	9,705	9,331	29,294	26,859
Income before income taxes	3,920	4,872	4,094	12,602	13,314
Income tax provision	665	860	1,259	2,167	4,406
Net income	3,255	4,012	2,835	10,435	8,908
Per Share Data
Basic earnings per common share	$0.42	$0.54	$0.44	$1.44	$1.40
Diluted earnings per common share	0.41	0.53	0.43	1.41	1.35
Book value per common share	18.77	18.51	16.74	18.77	16.74
Tangible book value per share (1)	17.50	17.23	15.16	17.50	15.16
Shares outstanding (in thousands)	7,749	7,749	6,392	7,749	6,392
Average basic common shares (in thousands)	7,749	7,456	6,392	7,264	6,383
Average diluted common shares (in thousands)	7,901	7,613	6,610	7,414	6,602
Selected Period End Balances
Total assets	$1,446,269	$1,322,913	$1,266,919	$1,446,269	$1,266,919
Securities available-for-sale	199,051	196,047	141,700	199,051	141,700
Total loans	1,114,999	1,045,789	980,721	1,114,999	980,721
Total deposits	1,130,311	1,065,216	1,069,874	1,130,311	1,069,874
Total liabilities	1,300,810	1,179,468	1,159,934	1,300,810	1,159,934
Total shareholders' equity	145,459	143,445	106,985	145,459	106,985
Tangible shareholders' equity (1)	135,570	133,501	96,872	135,570	96,872
Performance and Capital Ratios
Return on average assets	0.95%	1.23%	0.94%	1.06%	1.00%
Return on average equity	8.95	11.97	10.58	10.68	11.58
Net interest margin (fully taxable equivalent) (2)	3.97	3.99	4.07	3.99	4.32
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	69.73	69.99	68.51	69.16	66.10
Total shareholders' equity to total assets	10.06	10.84	8.44	10.06	8.44
Tangible equity to tangible assets (1)	9.44	10.17	7.71	9.44	7.71
Common equity tier 1 to risk-weighted assets	11.75	12.11	9.33	11.75	9.33
Tier 1 capital to risk-weighted assets	11.75	12.11	9.33	11.75	9.33
Total capital to risk-weighted assets	13.99	14.44	11.86	13.99	11.86
Tier 1 capital to average assets (leverage ratio)	10.31	10.60	8.14	10.31	8.14
Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	0.07%	(0.26)%	(0.01)%	0.04%	(0.01)%
Nonperforming assets as a percentage of total assets	0.89	0.85	1.26	0.89	1.26
Nonperforming loans as a percent of total loans	1.15	1.08	1.59	1.15	1.59
Allowance for loan losses as a percentage of period-end loans	1.07	1.10	1.19	1.07	1.19
Allowance for loan losses as a percentage of nonperforming loans	92.36	101.67	74.38	92.36	74.38
Allowance for loan losses as a percentage of nonperforming loans, excluding allowance allocated to loans accounted for under ASC 310-30	84.72	92.93	66.62	84.72	66.62
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

The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

	September 30,	December 31,	September 30,
(Dollars in thousands, except per share data)	2018	2017	2017

Total shareholders' equity	$145,459	$107,960	$106,985
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	502	667	726
Tangible shareholders' equity	$135,570	$97,906	$96,872

Shares outstanding (in thousands)	7,749	6,435	6,392
Tangible book value per share	$17.50	$15.21	$15.16

Total assets	$1,446,269	$1,301,291	$1,266,919
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	502	667	726
Tangible assets	$1,436,380	$1,291,237	$1,256,806

Tangible equity to tangible assets	9.44%	7.58%	7.71%

Results of Operations
Net Income
We had net income of $3.3 million, or $0.41 per diluted common share, for the three months ended September 30, 2018, compared to $2.8 million, or $0.43 per diluted common share, for the three months ended September 30, 2017. The increase of $0.5 million in net income year over year primarily reflects an increase in net interest income of $1.4 million and a decrease in income tax provision of $594 thousand. This was partially offset by an increase in noninterest expense of $1.1 million and an increase in provision expense for loan losses of $425 thousand.
We had net income of $10.4 million, or $1.41 per diluted common share, for the nine months ended September 30, 2018, compared to $8.9 million, or $1.35 per diluted common share, for the nine months ended September 30, 2017. The increase of $1.5 million in net income year over year primarily reflects an increase of $2.1 million in net interest income and a decrease in income tax provision of $2.2 million. This was partially offset by an increase in noninterest expense of $2.4 million and a decrease in noninterest income of $357 thousand.
Net Interest Income
Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities.
We had net interest income of $13.1 million and $11.7 million for the three months ended September 30, 2018 and 2017, respectively. The three months ended September 30, 2018 included a $2.9 million increase in interest income as well as a $1.5 million increase in interest expense compared to the three months ended September 30, 2017. The increase in interest income was primarily driven by an increase of $2.3 million in interest and fees on loans and an increase of $584 thousand in interest income from investment securities, whereas the increase in interest expense was primarily driven by an increase of $1.2 million in deposit interest expense and an increase of $288 thousand in interest expense on borrowed funds. The change in interest and fees on loans and interest income from investment securities for the three months ended September 30, 2018, compared to the same period in 2017, was primarily driven by the growth in average balances of loans and investment securities, as well as an increase in yield on loans. The increase in deposit interest expense during the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to an increase in the average balances of deposits as well as higher average rates paid on deposits.
We had net interest income of $37.6 million and $35.5 million for the nine months ended September 30, 2018 and 2017, respectively. The nine months ended September 30, 2018 included a $5.6 million increase in interest income as well as a $3.5 million increase in interest expense, compared to the same period in 2017. The increase in interest income was primarily driven by an increase of $4.1 million in interest and fees on loans and an increase of $1.4 million in interest income from investment securities, whereas the increase in interest expense was primarily driven by an increase of $3.1 million in deposit interest expense and an increase of $332 thousand in interest expense on borrowed funds. The change in interest and fees on loans and interest income from investment securities, as well as the increase in deposit interest expense during the nine months ended September 30, 2018, compared to the same period in the prior year, are reflective of the same reasons described in the three month analysis above.
Our net interest margin (FTE) for the three months ended September 30, 2018 was 3.97%, compared to 4.07% for the same period in 2017. The decrease of 10 basis points was primarily a result of higher cost of funds compared to the same period in 2017. Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended September 30, 2018 and 2017, the average yield on total loans was 5.57% and 5.25%, respectively. The yield on total loans was impacted by 33 basis points and 32 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended September 30, 2018 and 2017, both benefited by 27 basis points as a result of the excess accretable yield. As of September 30, 2018 and December 31, 2017, our remaining accretable yield was $11.2 million and $14.5 million, respectively, and our nonaccretable difference was $5.9 million and $10.1 million, respectively.
Our net interest margin (FTE) for the nine months ended September 30, 2018 was 3.99%, compared to 4.24% for the same period in 2017. The decrease of 25 basis points is reflective of the same reason described in the three month analysis above. For the nine months ended September 30, 2018 and 2017, the average yield on total loans was 5.44% and 5.39%, respectively. The yield on total loans was impacted by 30 basis points and 49 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the nine months ended September 30, 2018 and 2017, benefited by 25 basis points and 41 basis points, respectively, as a result of the excess accretable yield.
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

Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Interest-earning assets:
Gross loans(3)	$1,075,642	$15,107	5.57%	$965,149	$12,782	5.25%
Investment securities(4):
Taxable	134,619	816	2.41	83,402	422	2.01
Tax-exempt	67,599	450	3.13	42,300	260	3.60
Interest-earning cash balances	28,685	157	2.17	50,213	162	1.27
Federal Home Loan Bank stock	8,303	99	4.73	8,303	126	6.02
Total interest-earning assets	$1,314,848	$16,629	5.04%	$1,149,367	$13,752	4.79%
Non-earning assets:
Cash and due from banks	22,358			18,905
Premises and equipment	13,465			13,846
Goodwill	9,387			9,387
Other intangible assets, net	533			761
Bank-owned life insurance	11,732			11,406
Allowance for loan losses	(11,591)			(11,594)
Other non-earning assets	7,414			14,039
Total assets	$1,368,146			$1,206,117
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$60,022	$52	0.34%	$59,684	$41	0.27%
Money market and savings deposits	249,595	625	0.99	241,819	405	0.66
Time deposits	463,373	2,125	1.82	375,839	1,158	1.22
Borrowings	95,371	502	2.09	74,892	214	1.13
Subordinated notes	14,874	256	6.83	14,821	256	6.85
Total interest-bearing liabilities	$883,235	$3,560	1.60%	$767,055	$2,074	1.07%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	329,459			319,822
Other liabilities	9,956			12,939
Shareholders' equity	145,496			106,301
Total liabilities and shareholders' equity	$1,368,146			$1,206,117
Net interest income		$13,069			$11,678
Interest spread			3.44%			3.72%
Net interest margin(5)			3.94			4.03
Tax equivalent effect			0.03			0.04
Net interest margin on a fully tax equivalent basis			3.97			4.07
_______________________________________________________________________________

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)
Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $84 thousand and $124 thousand on tax-exempt securities for the three months ended September 30, 2018 and 2017, respectively, using the federal corporate tax rate of 21% for the period ended September 30, 2018 and 35% for the period ended September 30, 2017.

(3)	Includes nonaccrual loans.

(4)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the nine months ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Interest-earning assets:
Gross loans(3)	$1,052,942	$42,837	5.44%	$960,445	$38,706	5.39%
Investment securities(4):
Taxable	117,356	2,057	2.34	80,470	1,238	2.06
Tax-exempt	60,570	1,181	3.13	35,015	641	3.61
Interest-earning cash balances	27,207	382	1.88	45,760	381	1.11
Federal Home Loan Bank stock	8,303	326	5.25	8,116	267	4.38
Total interest-earning assets	$1,266,378	$46,783	4.96%	$1,129,806	$41,233	4.92%
Non-earning assets:
Cash and due from banks	19,577			18,828
Premises and equipment	13,150			14,897
Goodwill	9,387			9,387
Other intangible assets, net	588			819
Bank-owned life insurance	11,651			11,324
Allowance for loan losses	(11,628)			(11,429)
Other non-earning assets	9,132			11,681
Total assets	$1,318,235			$1,185,313
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$62,626	$151	0.32%	$58,418	$119	0.27%
Money market and savings deposits	266,508	1,851	0.93	264,389	1,184	0.6
Time deposits	455,299	5,465	1.60	351,073	3,029	1.15
Borrowings	67,073	946	1.89	88,280	614	0.93
Subordinated notes	14,859	759	6.83	14,806	759	6.85
Total interest-bearing liabilities	$866,365	$9,172	1.42%	$776,966	$5,705	0.98%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	311,675			295,413
Other liabilities	9,941			10,396
Shareholders' equity	130,254			102,538
Total liabilities and shareholders' equity	$1,318,235			$1,185,313
Net interest income		$37,611			$35,528
Interest spread			3.54%			3.94%
Net interest margin(5)			3.97			4.20
Tax equivalent effect			0.02			0.04
Net interest margin on a fully tax equivalent basis			3.99			4.24
__________________________________________________________________________

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)
Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $235 thousand and $306 thousand on tax-exempt securities for the nine months ended September 30, 2018 and 2017, respectively, using the federal corporate tax rate of 21% for the period ended September 30, 2018 and 35% for the period ended September 30, 2017.

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

	For the three months ended September 30, 2018 vs 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$805	$1,520	$2,325
Investment securities:
Taxable	96	298	394
Tax-exempt	(16)	205	189
Interest-earning cash balances	83	(87)	(4)
FHLB Stock	(27)	—	(27)
Total interest income	941	1,936	2,877
Interest-bearing liabilities
Interest-bearing demand deposits	11	—	11
Money market and savings deposits	207	13	220
Time deposits	655	312	967
Borrowings	218	70	288
Subordinated notes	(1)	1	—
Total interest expense	1,090	396	1,486
Change in net interest income	$(149)	$1,540	$1,391

	For the nine months ended September 30, 2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$371	$3,760	$4,131
Investment securities:
Taxable	190	628	818
Tax-exempt	(72)	612	540
Interest-earning cash balances	194	(193)	1
FHLB Stock	54	6	60
Total interest income	737	4,813	5,550
Interest-bearing liabilities
Interest-bearing demand deposits	23	9	32
Money market and savings deposits	657	10	667
Time deposits	1,388	1,048	2,436
Borrowings	508	(176)	332
Subordinated notes	(3)	3	—
Total interest expense	2,573	894	3,467
Change in net interest income	$(1,836)	$3,919	$2,083

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semiannually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of September 30, 2018, and December 31, 2017, our remaining accretable yield was $11.2 million and $14.5 million, respectively, and our nonaccretable difference was $5.9 million and $10.1 million, respectively.
The provision for loan losses was $619 thousand for the three months ended September 30, 2018, compared to $194 thousand for the three months ended September 30, 2017. The increase in provision for loan losses was primarily due to a $246 thousand additional provision due to new loan originations and a $226 thousand increase in net charge-offs, partially offset by a decrease of $66 thousand in specific reserves on impaired loans.
The provision for loan losses was $463 thousand for the nine months ended September 30, 2018, compared to $460 thousand for the nine months ended September 30, 2017. The small increase in the provision for loan losses was primarily due to $626 thousand additional provision due to net loan growth and $367 thousand greater net charge-offs between the two periods, partially offset by $463 thousand less impairment on purchased credit impaired loans and $527 thousand less specific reserves on impaired loans individually evaluated. The decrease in provision on purchased credit impaired loans was primarily due to improvements in cash flow expectations resulting from our semi-annual re-estimation process. Our total nonaccrual loans decreased to $12.9 million at September 30, 2018 compared to $14.0 million at December 31, 2017.
Noninterest Income
The following table presents noninterest income for the three and nine months ended September 30, 2018 and 2017.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Noninterest income
Service charges on deposits	$655	$607	$1,915	$1,905
Net gain on sale of securities	—	118	—	176
Mortgage banking activities	754	548	1,394	1,260
Net gain on sale of commercial loans	—	—	11	146
Other charges and fees	515	668	1,428	1,618
Total noninterest income	$1,924	$1,941	$4,748	$5,105
Noninterest income remained consistent at $1.9 million for the three months ended September 30, 2018 and September 30, 2017.

Noninterest income decreased $357 thousand to $4.7 million for the nine months ended September 30, 2018, compared to $5.1 million for the same period in 2017. The decrease in noninterest income was primarily due to a decrease in net gain on sale of securities by $176 thousand, a decrease in gains on real estate owned of $156 thousand (included in "other charges and fees" in the table above), and a decrease in net gain on sale of commercial loans of $135 thousand. This was partially offset by an increase in mortgage banking activities of $134 thousand. The decrease in the gain on sale of securities was due to the lack of sale opportunities at acceptable prices. The decrease in net gain on sale of commercial loans was primarily due to the lack of SBA loan sale opportunities during the nine months ended September 30, 2018, compared to the same period in 2017. The Company's investment in the mortgage banking division is expected to result in higher mortgage banking income in the future.
Noninterest Expense
The following table presents noninterest expense for the three and nine months ended September 30, 2018 and 2017.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Noninterest expense
Salary and employee benefits	$6,888	$5,413	$19,013	$16,003
Occupancy and equipment expense	1,173	1,106	3,293	3,130
Professional service fees	494	603	1,231	1,683
Marketing expense	264	289	697	768
Printing and supplies expense	127	137	343	371
Data processing expense	565	492	1,512	1,384
Other expense	943	1,291	3,205	3,520
Total noninterest expense	$10,454	$9,331	$29,294	$26,859
Noninterest expenses increased $1.2 million to $10.5 million for the three months ended September 30, 2018, as compared to $9.3 million for the same period in 2017. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $1.5 million, partially offset by a decrease in professional service fees of $109 thousand. The increase in salary and employee benefits between the periods resulted from an increase of 33 full-time equivalent employees, which includes the expansion of the mortgage team. The decrease in professional services fees was primarily due to lower legal fees and consulting fees between the periods.
Noninterest expenses increased $2.4 million to $29.3 million for the nine months ended September 30, 2018, as compared to $26.9 million for the same period in 2017. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $3.0 million, partially offset by a decrease in professional service fees of $452 thousand. The increase in salary and employee benefits between the periods resulted from an increase of 25 full-time employees, which includes the expansion of the mortgage team. The decrease in professional services fees was primarily due to lower legal fees and other professional fees between the periods.
Income Taxes and Tax-Related Items
During the three months ended September 30, 2018, we recognized income tax expense of $665 thousand on $3.9 million of pre-tax income, resulting in an effective tax rate of 17.0%, compared to the same period in 2017, in which we recognized an income tax expense of $1.3 million on $4.1 million of pre-tax income, resulting in an effective tax rate of 30.8%.
During the nine months ended September 30, 2018, we recognized income tax expense of $2.2 million on $12.6 million of pre-tax income resulting in an effective tax rate of 17.2%, compared to the same period in 2017, in which we recognized an income tax expense of $4.4 million on $13.3 million of pre-tax income, resulting in an effective tax rate of 33.1%.
The decrease in income tax rate for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily resulted from the decrease in the federal corporate income tax rate as a result of the enactment of the TCJA on December 22, 2017. Please refer to Note 8 - Income Taxes in the Notes to the Consolidated Statements for a reconciliation between expected and actual income tax expense for the three and nine months ended September 30, 2018 and 2017.

Financial Condition
Total assets were $1.45 billion at September 30, 2018 and $1.30 billion at December 31, 2017. Total assets increased by $145.0 million between these two dates primarily due to increases of $80.1 million in gross loans, $48.1 million in securities available-for-sale, $14.2 million in cash and cash equivalents, and $4.8 million in mortgage loans held for sale. The increase in loans was primarily driven by the growth in our commercial real estate, commercial and industrial, and residential real estate portfolios. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs. The increase in cash and cash equivalents was primarily due to a $10.1 million increase in cash balances held with the Federal Reserve Bank.
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Securities available-for-sale:
U.S. government sponsored entities and agencies	$2,327	$—
State and political subdivision	70,203	53,224
Mortgage-backed securities: residential	9,857	8,431
Mortgage-backed securities: commercial	12,182	9,819
Collateralized mortgage obligations: residential	19,576	19,221
Collateralized mortgage obligations: commercial	32,039	20,557
U.S. Treasury	22,967	23,573
SBA	16,080	12,616
Asset backed securities	3,863	—
Corporate bonds	9,957	3,528
Total securities available-for-sale	$199,051	$150,969
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At September 30, 2018, total investment securities were $199.1 million, or 13.7% of total assets, compared to $151.0 million, or 11.6% of total assets, at December 31, 2017. The $48.1 million increase in securities available for sale from December 31, 2017 to September 30, 2018, primarily reflected increases in obligations of state and political subdivisions, collateralized mortgage obligations: commercial, corporate bonds, SBA securities and asset backed securities. Securities with a carrying value of $41.3 million and $36.5 million were pledged at September 30, 2018 and December 31, 2017, respectively, to secure borrowings and deposits.
As of September 30, 2018, the Company held 50 tax-exempt state and local municipal securities totaling $36.2 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available for sale presented in the following table are reported at amortized cost and by contractual maturity as of September 30, 2018 and December 31, 2017. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	September 30, 2018
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$2,401	3.08%	$—	—%
State and political subdivision	181	2.05	6,300	2.24	14,817	2.95	50,119	3.46
Mortgage-backed securities: residential	—	—	252	1.23	194	2.37	9,967	2.64
Mortgage-backed securities: commercial	—	—	6,166	2.22	5,025	2.82	1,471	3.46
CMO: residential	33	4.32	—	—	860	2.05	19,004	3.04
CMO: commercial	—	—	8,899	2.80	10,482	2.96	13,646	2.57
U.S. Treasury	—	—	24,239	1.48	—	—	—	—
SBA	—	—	—	—	1,722	2.89	14,547	1.10
Asset backed securities	—	—	—	—	—	—	3,870	2.79
Corporate Bonds	999	2.14	7,592	2.87	1,486	3.16	—	—
Total securities available-for-sale	$1,213	2.18%	$53,448	2.07%	$36,987	2.93%	$112,624	2.88%

	December 31, 2017
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
State and political subdivision	$318	2.56%	$5,034	2.20%	$13,922	2.76%	$33,677	3.33%
Mortgage-backed securities: residential	—	—	—	—	525	1.45	8,164	2.34
Mortgage-backed securities: commercial	—	—	2,837	1.87	7,042	2.57	—	—
CMO: residential	56	2.75	—	—	429	3.09	18,819	2.70
CMO: commercial	—	—	1,896	1.59	5,474	2.66	13,509	2.41
U.S. Treasury	—	—	24,283	1.32	—	—	—	—
SBA	—	—	—	—	—	—	12,644	1.94
Corporate Bonds	—	—	3,039	2.26	506	2.95	—	—
Total securities available-for-sale	$374	2.59%	$37,089	1.57%	$27,898	2.68%	$86,813	2.75%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of September 30,	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial real estate:
Non-owner occupied	$362,450	$343,420	$322,354	$240,161	$170,923
Owner occupied	190,131	168,342	169,348	146,487	97,974
Total commercial real estate	552,581	511,762	491,702	386,648	268,897
Commercial and industrial	397,060	377,686	342,069	254,808	202,942
Residential real estate	164,356	144,439	118,730	116,734	91,252
Consumer	1,002	1,036	892	1,528	1,060
Total loans	$1,114,999	$1,034,923	$953,393	$759,718	$564,151
Total loans were $1.11 billion at September 30, 2018, an increase of $80.1 million from December 31, 2017. The total increase in loans of $80.1 million was primarily due to an increase in commercial real estate loans of $40.8 million, an increase in residential real estate loans of $19.9 million, and an increase in commercial and industrial loans of $19.4 million. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of September 30, 2018, approximately 49.6% of our loans were commercial real estate, 35.6% were commercial and industrial, and 14.8% were residential real estate and consumer loans.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages, are sold to other financial institutions with which we have established a correspondent lending relationship. The Company is in the process of establishing a direct relationship with FNMA and hopes to begin locking and selling loans to FNMA in late 2018.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of September 30, 2018.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
September 30, 2018
Commercial real estate	$47,269	$363,283	$142,029	$552,581
Commercial and industrial	163,297	139,581	94,182	397,060
Residential real estate	7,174	5,089	152,093	164,356
Consumer	305	485	212	1,002
Total Loans	$218,045	$508,438	$388,516	$1,114,999
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$380,643	$144,738
Floating interest rates		127,795	243,778
Total		$508,438	$388,516

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
A loan is categorized as a troubled debt restructuring if a concession is granted, such as to provide for the reduction of either interest or principal, due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than the current market rate, forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received.
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes commercial and industrial and commercial real estate loans and is performed on an annual basis. The Company uses the following definitions for risk ratings:
Pass.    Higher quality loans that do not fit any of the other categories described below. This category includes loans risk rated with the following ratings: cash/stock secured, excellent credit risk, superior credit risk, good credit risk, satisfactory credit risk, and marginal credit risk.
Special Mention.    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company's credit position at some future date.
Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
Purchased credit impaired loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the semi-annual re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments.

Total classified and criticized loans as of September 30, 2018 compared to December 31, 2017 were as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Classified loans:
Substandard	$22,297	$18,286
Doubtful	150	82
Total classified loans	$22,447	$18,368
Special mention	15,469	16,609
Total classified and criticized loans	$37,916	$34,977
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of September 30,	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans
Commercial real estate	$4,559	$2,257	$147	$141	$343
Commercial and industrial	5,763	9,024	13,389	309	656
Residential real estate	2,546	2,767	1,498	1,177	880
Consumer	5	—	—	—	—
Total nonaccrual loans(1)	12,873	14,048	15,034	1,627	1,879
Other real estate owned	—	652	258	81	320
Total nonperforming assets	12,873	14,700	15,292	1,708	2,199
Performing troubled debt restructurings
Commercial real estate	1,511	—	290	—	—
Commercial and industrial	574	961	1,018	1,069	794
Residential real estate	365	261	207	279	194
Total performing troubled debt restructurings	2,450	1,222	1,515	1,348	988
Total impaired assets, excluding ASC 310-30 loans	$15,323	$15,922	$16,807	$3,056	$3,187
Loans 90 days or more past due and still accruing	$354	$440	$377	$883	$980
______________________________________________________

(1)	Nonaccrual loans include nonperforming troubled debt restructurings of $6.3 million, $6.4 million, $5.8 million, $564 thousand and $636 thousand, at the respective dates indicated above.
During the nine months ended September 30, 2018 and 2017, the Company recorded $380 thousand and $75 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $9.1 million, $9.7 million, $11.6 million, $17.6 million and $24.9 million at the respective dates indicated in the table above.
The trend in impaired assets was relatively flat between December 31, 2017 and September 30, 2018. Commercial and industrial nonaccrual loans decreased significantly, which was partially offset by an increase in commercial real estate nonaccrual loans. There was also an increase in commercial real estate performing TDRs partially offset by a decrease in commercial and industrial performing TDRs.
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
As our operating history is limited and we have grown rapidly, the historical loss estimates for loans prior to 2017 were based primarily on the actual historical loss experienced by our peer banks combined with a small factor representing our own loss history. Starting in 2017, the Company modified its methodology on historical loss analysis to incorporate and fully rely on the Company's own historical loss data, which did not have a material impact. The historical loss estimates are established by loan type including commercial and industrial and commercial real estate. In addition, consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$11,465	$11,404	$11,713	$11,089
Loan charge-offs:
Commercial real estate	—	—	(112)	—
Commercial and industrial	(237)	(38)	(995)	(139)
Residential real estate	—	(3)	(47)	(86)
Consumer	(8)	—	(23)	—
Total loan charge-offs	(245)	(41)	(1,177)	(225)
Recoveries of loans previously charged-off:
Commercial real estate	23	2	25	16
Commercial and industrial	8	16	814	179
Residential real estate	19	55	51	110
Consumer	1	—	1	1
Total loan recoveries	51	73	891	306
Net (charge-offs)/recoveries	(194)	32	(286)	81
Provision for loan losses	619	194	463	460
Balance at end of period	$11,890	$11,630	$11,890	$11,630
Allowance for loan losses as a percentage of period-end loans	1.07	1.19	1.07	1.19
Net charge-offs/(recoveries) to average loans	0.07	(0.01)	0.07	(0.01)
Our allowance for loan losses was $11.9 million, or 1.1% of loans, at September 30, 2018 compared to $11.7 million, or 1.1% of loans at December 31, 2017, and $11.6 million, or 1.2% of loans, at September 30, 2017. The $177 thousand increase in the allowance for loan losses during the nine months ended September 30, 2018 was primarily due to a $811 thousand increase in general reserves related to net loan growth, partially offset by a $534 thousand decrease in specific reserves related to impaired loans.

The following table presents, by loan type, the allocation of the allowance for loan losses for the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
September 30, 2018
Balance at end of period applicable to:
Commercial real estate	$5,117	49.6%
Commercial and industrial	5,669	35.6%
Residential real estate	1,097	14.7%
Consumer	7	0.1%
Total loans	$11,890	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5%
Residential real estate	950	14.0%
Consumer	8	0.1%
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9%
Residential real estate	1,030	12.5%
Consumer	3	0.1%
Total loans	$11,089	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$3,299	50.9%
Commercial and industrial	3,256	33.5%
Residential real estate	1,307	15.4%
Consumer	28	0.2%
Total loans	$7,890	100.0%
December 31, 2014
Balance at end of period applicable to:
Commercial real estate	$2,404	47.6%
Commercial and industrial	1,930	36.0%
Residential real estate	1,218	16.2%
Consumer	37	0.2%
Total loans	$5,589	100.0%
Deposits
Total deposits were $1.13 billion at September 30, 2018 and $1.12 billion at December 31, 2017, representing 86.9% and 93.9% of total liabilities at each date, respectively. The increase in deposits of $9.9 million was due to increases of $43.0 million in demand deposits and $17.9 million in time deposits, partially offset by a decrease of $51.0 million in money market and savings deposits. Our average interest-bearing deposit costs were 1.27% and 0.86% for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the increase in overnight market rates, as measured by the targeted federal funds rate. The federal fund rate targets rose 0.75% during 2017 and 0.75% during the nine months ended September 30, 2018, with additional increases expected in future periods, subject to economic conditions.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At

September 30, 2018 and December 31, 2017, the Company had approximately $109.1 million and $87.8 million in brokered deposits, respectively.
For periods prior to September 30, 2018, Certificate of Deposit Account Registry Service (CDARS) and reciprocal money market accounts were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With the passage of The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, these items are no longer considered brokered deposits. Included in the brokered deposits total at December 31, 2017 were $3.3 million in CDARS customer deposit accounts.
Management understands the importance of core deposits as a stable source of funding and may periodically implement various deposit promotion strategies to encourage core deposit growth, including recent promotions for time deposits and money market deposits. For periods of rising interest rates, management has modeled the aggregate yields for non-maturity deposits and time deposits to increase at a slower pace than the increase in underlying market rates, which is intended to result in net interest margin expansion and an increase in net interest income.
The following tables set forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended September 30, 2018
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$329,459	30.0%	—%
Interest-bearing demand deposits	60,022	5.4	0.34
Money market and savings deposits	249,595	22.6	0.99
Time deposits	463,373	42.0	1.82
Total deposits	$1,102,449	100.0%	1.02%

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$311,675	28.5%	—%
Interest-bearing demand deposits	62,626	5.7	0.32
Money market and savings deposits	266,508	24.2	0.93
Time deposits	455,299	41.6	1.60
Total deposits	$1,096,108	100.0%	0.91%
The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	September 30, 2018
Maturing in:
3 months or less	$65,742
3 months to 6 months	71,970
6 months to 1 year	121,147
1 year or greater	36,050
Total	$294,909
Borrowings
Total debt outstanding at September 30, 2018 was $161.4 million, an increase of $98.7 million from $62.7 million at December 31, 2017. The increase in total borrowings was primarily due to an increase of $90.0 million in FHLB advances and $8.7 million in securities sold under repurchase agreements. Total borrowings increased primarily because loan growth was faster than deposit growth.
At September 30, 2018, FHLB advances were secured by a blanket lien on $368.5 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $11.4 million. At December 31, 2017, FHLB advances were secured by a blanket lien on $316.5 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $2.5 million.
As of September 30, 2018, the Company had $15.0 million of subordinated notes outstanding, and debt issuance costs of $118 thousand related to these subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semi-annually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.
Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
FHLB Line of Credit
Average daily balance	$3,026	$45	$4,085	$2,347
Weighted-average rate	2.40%	1.40%	2.06%	0.91%
Amount outstanding at period end	$—	$—	$—	$—
Maximum month-end balance	$37,081	$—	$37,081	$20,551
Securities sold under agreements to repurchase
Average daily balance	$9,824	$707	$4,413	$806
Weighted-average rate	2.34%	0.30%	2.34%	0.30%
Amount outstanding at period end	$10,021	$896	$10,021	$896
Maximum month-end balance	$10,276	$896	$10,761	$1,085
FHLB Advances
Average daily balance	$71,054	$74,140	$47,077	$33,224
Weighted-average rate	2.14%	1.13%	1.94%	0.92%
Amount outstanding at period end	$125,000	$62,000	$125,000	$62,000
Maximum month-end balance	$125,000	$72,000	$125,000	$120,000

Capital Resources

Shareholders' equity is influenced primarily by earnings, dividends, sales of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.

Shareholders' equity increased $37.5 million to $145.5 million at September 30, 2018 as compared to $108.0 million at December 31, 2017. The increase in shareholders' equity was primarily impacted by the issuance of 1,150,765 shares of common stock in our initial public offering, which resulted in net proceeds of $29.0 million, as well as $10.4 million of net income generated during the nine months ended September 30, 2018. These increases in shareholders' equity were partially offset by a $3.2 million increase in accumulated other comprehensive losses due to increases in unrealized losses on available for sale securities.

The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$143,445	$104,206	$107,960	$96,571
Net income	3,255	2,835	10,435	8,908
Other comprehensive income (loss)	(986)	(223)	(3,174)	890
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	—	—	29,030	—
Common stock dividend paid/declared	(465)	—	(662)	—
Exercise of stock options	12	—	1,269	151
Stock-based compensation expense	198	167	601	465
Balance at end of period	$145,459	$106,985	$145,459	$106,985
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
During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective, certain provisions of which are subject to a multi-year phase-in period. These rules modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. When fully phased in on January 1, 2019, the rules will require the Company to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.5% the minimum risk-weighted assets ratios. The capital conservation buffer requirement was 1.875% as of September 30, 2018 and 1.25% as of December 31, 2017, which is reflected in the table below.
At September 30, 2018, the Company and the Bank met all the capital adequacy requirements to which they were subject.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement	Actual Capital Ratio
September 30, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	4.50%	6.38%		11.75%
Bank	4.50%	6.38%	6.50%	12.00%
Tier 1 capital to risk-weighted assets:
Consolidated	6.00%	7.88%		11.75%
Bank	6.00%	7.88%	8.00%	12.00%
Total capital to risk-weighted assets:
Consolidated	8.00%	9.88%		13.99%
Bank	8.00%	9.88%	10.00%	13.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4.00%	4.00%		10.31%
Bank	4.00%	4.00%	5.00%	10.62%
December 31, 2017
Common equity tier 1 to risk-weighted assets:
Consolidated	4.50%	5.75%		9.10%
Bank	4.50%	5.75%	6.50%	10.29%
Tier 1 capital to risk-weighted assets:
Consolidated	6.00%	7.25%		9.10%
Bank	6.00%	7.25%	8.00%	10.29%
Total capital to risk-weighted assets:
Consolidated	8.00%	9.25%		11.55%
Bank	8.00%	9.25%	10.00%	11.37%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4.00%	4.00%		7.92%
Bank	4.00%	4.00%	5.00%	8.96%
_______________________________________________________________________________

(1)	Reflects the capital conservation buffer of 1.875% and 1.25% applicable during 2018 and 2017, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at September 30, 2018 were $629.8 million, an increase of $117.0 million, from $512.8 million at December 31, 2017. The increase of $117.0 million was primarily due to an increase of $98.7 million in short-term borrowings and $17.9 million in time deposits. The following tables present our contractual obligations as of September 30, 2018 and December 31, 2017.

	Contractual Maturities as of September 30, 2018
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,066	$1,803	$1,421	$2,811	$7,101
Short-term borrowings	135,021	—	—	—	135,021
Long-term borrowings	—	—	11,462	—	11,462
Subordinated notes	—	—	—	14,882	14,882
Time deposits	404,985	53,640	2,740	—	461,365
Total	$541,072	$55,443	$15,623	$17,693	$629,831

	Contractual Maturities as of December 31, 2017
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$925	$1,576	$1,095	$3,103	$6,699
Short-term borrowings	36,319	—	—	—	36,319
Long-term borrowings	—	—	11,514	—	11,514
Subordinated notes	—	—	—	14,844	14,844
Time deposits	345,817	88,757	8,878	—	443,452
Total	$383,061	$90,333	$21,487	$17,947	$512,828
Off- Balance Sheet Arrangements.    In the normal course of business, the Company offers a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include outstanding commitments to extend credit, credit lines, commercial letters of credit and standby letters of credit. These are agreements to provide credit, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment.
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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At September 30, 2018, the allowance for off-balance sheet risk was $29 thousand, and included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$16,273	$2,325	$5,041	$8,837
Unused lines of credit	14,121	213,270	12,407	189,787
Unused standby letters of credit	3,705	232	3,584	1,411
Of the total unused lines of credit of $227.4 million at September 30, 2018, $40.0 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

Liquidity
Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. Liquidity is monitored and closely managed by the Bank's Asset and Liability Committee (ALCO), a group of senior officers from the finance, enterprise risk management, treasury, and lending areas, as well as two Board members. It is ALCO's responsibility to ensure we have the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for and quickly identified, and management has plans in place to respond. ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources. In addition, we have implemented modeling software that projects cash flows from the balance sheet under a broad range of potential scenarios, including severe changes in the economic environment.
At September 30, 2018, we had liquid assets of $235.5 million, compared to $178.1 million at December 31, 2017. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2018, we had $135.0 million of outstanding borrowings from the FHLB. The advances were secured by a blanket lien on $368.5 million of real estate-related loans as of September 30, 2018. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to an additional $78 million. In addition, the Bank can borrow up to $117.0 million through the unsecured lines of credit it has established with nine other banks, as well as $5.0 million through a secured line with the Federal Reserve Bank.
We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. In addition, because the Bank is "well capitalized," it can accept wholesale deposits up to approximately $577.6 million based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of September 30, 2018.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	September 30, 2018	December 31, 2017
Investment securities available-for-sale to total assets	13.76%	11.60%
Loans to total deposits	98.65%	92.37%
Interest-earning assets to total assets	96.43%	95.80%
Interest-bearing deposits to total deposits	66.35%	71.00%

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
The interest rate risk position is measured and monitored at the Bank using net interest income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest-rate risk exposure.
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
The estimated impact on our net interest income as of September 30, 2018 and December 31, 2017, assuming immediate parallel moves in interest rates is presented in the table below.

	September 30, 2018		December 31, 2017
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	10.0%	9.8%	14.3%	13.7%
+300 basis points	7.9%	7.8%	11.7%	11.4%
+200 basis points	5.6%	5.6%	8.5%	8.5%
+100 basis points	3.1%	3.2%	4.7%	4.8%
-100 basis points	(1.8)%	(1.7)%	(4.9)%	(5.4)%

Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions. Market-based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
We use economic value of equity sensitivity analysis to understand the impact of interest rate changes on long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience.
The table below presents the change in our economic value of equity as of September 30, 2018 and December 31, 2017, assuming immediate parallel shifts in interest rates.

Change in rates	September 30, 2018	December 31, 2017
+400 basis points	(36.0)%	(34.6)%
+300 basis points	(27.2)%	(25.6)%
+200 basis points	(17.9)%	(16.5)%
+100 basis points	(8.2)%	(7.4)%
-100 basis points	7.7%	7.3%

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

----------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level One Bancorp, Inc.

Date: November 9, 2018	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2018	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)