Form 10-K
period 2018-12-31
Level One Bancorp Inc
filed 2019-03-22
CIK 1412707

Section 1: 10-K (10-K)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ____________
LEVEL ONE BANCORP, INC.
(Exact name of registrant as specified in its charter)
Commission File Number: 001-38458

Michigan (State or other jurisdiction of incorporation or organization)	71-1015624 (I.R.S. Employer Identification No.)

32991 Hamilton Court Farmington Hills, MI (Address of principal executive offices)	48334 (Zip code)
(248) 737-0300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, no par value	Name of each exchange on which registered Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer         ☐                             Accelerated filer         ☐
Non-accelerated filer        ☑                            Smaller reporting company    ☑
Emerging growth company    ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on June 29, 2018 was $139,197,016 (based on the closing price on The Nasdaq Global Select Market on that date of $27.18)

As of March 15, 2019, the number of shares outstanding of the registrant’s common stock, no par value, was 7,749,731 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2019 to be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this Form 10-K to the extent indicated in such Part.

Level One Bancorp, Inc.

Forward-Looking Statements
        This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "might," "should," "could," "predict," "potential," "believe," "expect," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "goal," "target," "aim," "would," "annualized" and "outlook," or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
        A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified under "Risk Factors" or "Management's Discussion and Analysis of Financial Condition and Results of Operations" or the following:

•	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;

•
factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•
compliance with governmental and regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;

•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities, tax and trade laws and regulations, and their application by our regulators;

•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;

•	interruptions involving our information technology and telecommunications systems or third-party servicers;

•
risks related to our acquisition strategy, including our ability to identify suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs of integrating systems, procedures and personnel, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;

•	our ability to effectively execute our strategic plan and manage our growth;

•	accounting treatment for loans acquired in connection with our acquisitions;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•	governmental monetary and fiscal policies;

•	interest rate risks associated with our business;

•	liquidity issues, including our ability to raise additional capital, if necessary;

•	fluctuations in the values of the securities held in our securities portfolio;

•	the effectiveness of our risk management framework;

•	the costs and obligations associated with being a public company;

•	effects of competition within our market areas from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our dependence on non-core funding sources and our cost of funds;

•	our ability to maintain our reputation; and

•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation
        The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-K. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
Item 1 - Business
Company Overview
Level One Bancorp, Inc. (the "Company," "we," "our," or "us") is the bank holding company, registered under the Bank Holding Company Act of 1956 as amended, for Level One Bank (the "Bank"), headquartered in Farmington Hills located in Oakland County, Michigan. The Company is a Michigan corporation incorporated in 2006 and a financial holding company. We have grown rapidly since our founding in 2007, and the Bank is one of the largest locally-headquartered commercial banks in southeastern Michigan. This growth has been driven primarily by our entrepreneurial culture, our experienced management team and by the economic strength of our core market area in Oakland County, which has the fourteenth highest median income in the United States of counties with over one million residents. As of December 31, 2018, we had $1.42 billion in assets, $1.13 billion in loans, $1.13 billion in deposits and total shareholders’ equity of $151.8 million. We generated net income of $14.4 million for the year ended December 31, 2018, or $1.91 per diluted common share, and $9.8 million for the year ended December 31, 2017, or $1.49 per diluted common share.
In our eleven years of operation, we have grown to 14 offices, including 9 banking centers (our full‑service branches) in Oakland County, one banking center in each of Detroit and Grand Rapids, Michigan’s two largest cities, one banking center in Sterling Heights, and two mortgage loan production offices in Ann Arbor. In addition to our organic growth, we acquired Michigan Heritage Bank in 2009 and Paramount Bank in 2010, which added to our commercial banking, retail banking and mortgage lending while expanding our product suite and staffing levels. More recently, we acquired Lotus Bank in the first quarter of 2015 and Bank of Michigan in the first quarter of 2016. Our vision is to continue that growth, primarily through organic growth, but supplemented by opportunistic acquisitions that are additive to our franchise value.
Lending Activities
We offer a broad and growing set of lending products and related services, made up of commercial mortgages, including construction and land development loans; commercial and industrial loans, including lines of credit, term loans, and loans under the Small Business Administration (SBA) lending program; residential real estate loans; and consumer loans including home equity loans, automobile loans and credit card services. We target our services to owner-managed businesses, professional firms, real estate professionals, not-for-profit businesses and consumers within our geographic markets who meet our underwriting standards.
We focus primarily on originating commercial and industrial loans, owner occupied commercial real estate loans and, to a lesser extent, non-owner occupied commercial real estate loans in our primary market areas, which include Oakland County, the Detroit metropolitan area and the Grand Rapids metropolitan area. We have lenders dedicated to targeting mid-sized businesses with between $5.0 million and $50.0 million of annual revenue, but we also target small businesses with revenue of less than $5.0 million.
Commercial Loans. The commercial loans offered by the Bank include (i) commercial mortgages, (ii) commercial and industrial loans consisting of operating lines of credit, term loans, SBA-guaranteed loans and loans guaranteed by other loan programs such as the Michigan Economic Development Corporation (MEDC) collateral support program and, in the past, the U.S. Department of Agriculture (USDA) Business and Industry program; and (iii) commercial real estate construction and land development loans. Targeted customer groups include small and mid-sized business owners and operators. Another target group is professionals who are likely to build and occupy facilities at their principal employment locations.
The Bank’s commercial mortgages are used to provide construction and permanent financing for owner-occupied, retail and office buildings, and multi-family buildings. Commercial real estate secured loans are generally written on a five-year term, with amortizing periods ranging up to twenty-five years. Interest rates may be fixed for three to seven years, or adjustable. The Bank generally charges an origination fee for its services. We generally require personal guarantees from the principal owners of the property supported by a review of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 85%. Owner-occupied commercial real estate loans were $194.4 million or 17.3% of the total Company’s loan portfolio, and non-owner occupied commercial real estate/multi-family loans were $367.7 million or 32.6% of the Company’s loan portfolio as of December 31, 2018. Commercial and industrial loans are generally made to small to medium sized businesses for business purposes and are supported by the cash flow of the underlying business as well as collateral of accounts receivable, inventory and/or equipment as collateral and personal guaranties from the business owners.
SBA, MEDC, and USDA lending programs are utilized to enhance the credit quality of loans that already meet the requirements of the Company’s rigorous credit underwriting policies and procedures. These programs have a further benefit to the Company in terms of liquidity and potential fee income, since there is an active secondary market which will purchase the guaranteed portion of these loans at a premium. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. Commercial and industrial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from operating income. The terms of these loans vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity. As of December 31, 2018, commercial and industrial loans totaled approximately $383.5 million, or 34.0% of the Company’s loan portfolio.
Construction loans include commercial projects (such as multi-family housing, industrial, office and retail centers). We do not have any early stage acquisition and development loans for land and lots. Permanent financing is typically offered for commercial properties under construction. These loans typically have a term of less than 18 months, floating interest rates and commitment fees. Construction loans for investment real estate are made to developers who have an established record of successful project completion and loan repayment. Loan repayment for owner occupied transactions is generally from permanent financing with either the Bank or a qualified mortgage lender. The loan-to-value ratio as established by independent appraisal typically will not exceed 85% and generally is limited to 80% or less for owner occupied and 75% or less for investment real estate. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or third-party inspector has inspected the project with construction monitoring handled by the Bank’s Credit Administration department, which ensures title policies are updated for each construction draw. At December 31, 2018, we had $49.4 million in construction loans outstanding, representing 4.4% of the Company’s loan portfolio, with $54.5 million in undisbursed commitments.
Residential Real Estate. We originate both fixed-rate loans and adjustable-rate loans in our residential lending program. Generally, these loans are originated to meet the requirements of Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA"), Veterans Affairs ("VA") and jumbo loans for sale in the secondary market to investors. We typically sell both our long term fixed rate and adjustable loan originations. We generally underwrite our one- to four-family loans based on the applicant’s employment, debt to income levels, credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. In situations where we grant a residential first mortgage loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one- to four-family loans are generally appraised by independent appraisers selected by our appraisal management companies conforming with appraisal independent compliance guidelines. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum. Fixed rate loans generally are offered on a fully amortizing basis for terms ranging from 10 to 30 years at interest rates and fees that reflect current secondary market pricing. Most adjustable rate mortgage (ARM) products offered adjust annually after an initial period ranging from one to ten years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%. These ARM products most frequently adjust based upon the average yield on LIBOR or U.S. Treasury securities adjusted to a constant maturity of one year plus a margin or spread above the index. Generally, ARM loans held in our portfolio do not allow for interest-only payments nor negative amortization of principal and carry allowable prepayment restrictions. The Bank also makes a limited amount of loans secured by second mortgages on residential real estate. Second residential mortgages may have a loan to value of up 80% when combined with the first mortgage; however exceptions can be made based on credit capacity, collateral and banking relationship. Also included in residential real estate loans are home equity lines of credit. Home equity lines of credit generally have a loan to value ratio of up to 80% at the time of origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a 10-year draw period, with a 10-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. As of December 31, 2018, residential loans totaled approximately $180.0 million, or 16.0% of the Company’s loan portfolio, of which $27.7 million were home equity lines of credit.
Consumer Loans. Consumer loans offered by the Bank include personal installment and auto loans and credit cards through a third-party provider. Personal lines of credit generally have maturities from one to five years and variable interest rates. Personal unsecured loans are available to creditworthy bank customers with limits determined on a loan by loan basis. Credit reports and industry standard debt-to-income ratios of 35% or less are used to qualify borrowers. As of December 31, 2018, consumer loans totaled approximately $1.0 million or 0.1% of the Company’s loan portfolio.

Loan Policy and Approval. Loan authority is delegated by the Directors Loan Committee. The Bank does not provide loan authority to any one individual, but takes a risk management approach based on aggregate credit exposure and risk grading. Aggregate exposure less than $2.0 million requires multi-signature approval. The Management Loan Committee has approval authority up to $5.0 million. The Directors Loan Committee has approval authority up to $7.5 million (or $10.0 million for lower risk rated credits). Aggregate exposure requests that exceed $10.0 million are approved by the Directors Loan Committee on an exception basis. It should be noted that each loan request requires some level of credit approval. Under applicable federal and state law, the Bank’s permissible loans to one borrower are also limited to $39.3 million in the aggregate, subject to two-thirds board approval. The Bank utilizes internal limits that may be less than or equal to the prevailing legal limits.
Deposit Services. The Bank offers a full range of deposit services insured by the Federal Deposit Insurance Corporation (FDIC), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts (IRA), and (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines (ATMs). The Bank also offers debit cards and internet banking.
The Bank’s business strategy concentrates heavily on the generation of “core” deposits generally defined as demand deposit accounts, money market accounts, negotiable order of withdrawal accounts, and time deposit accounts less than $250 thousand. The Bank focuses it deposit efforts on cash rich business such as insurance companies, insurance agents, trade associations, title and escrow companies, real estate offices, churches and professionals such as physicians, attorneys and other services providers. The Bank has implemented deposit gathering strategies and tactics to attract and retain deposits utilizing technology to deliver treasury management services (e.g. remote deposit capture, lock box, electronic bill payments) in addition to the traditional generation of deposit relationships in conjunction with its lending activities.
The Bank offers a broad range of deposit services that are typically available from most banks and savings and loan associations, including checking accounts, NOW accounts, savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. The Bank solicits these accounts from individuals, businesses, associations, organizations and government authorities. As of December 31, 2018, the Bank had $110.3 million of brokered deposits and deposits obtained through the use of internet listing services (approximately 9.7% of total deposits).
In addition, we generate fee income through our money services business clients (MSB), which provides cash management services for small, locally-owned cash intensive businesses. We intend to continue to grow this line of business, which we acquired in 2016 through our Bank of Michigan acquisition.
We offer commercial depository (treasury management) services, specialty deposit accounts and other solutions to serve the needs of our institutional depositors, and offer mobile banking services, checking and savings accounts, money market accounts, certificates of deposit and other customary products and services to our depositors.
Competition
The financial services industry is highly competitive as we compete for loans, deposits and customer relationships in our market. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans. Within our branch footprint, we primarily face competition from national, regional and other local financial institutions that have established branch networks throughout our market areas as well as new markets, giving them visible retail presence to customers.
In mortgage banking, we face competition from a wide range of national financial institutions, regional and local community banks, as well as credit unions and national mortgage companies. In commercial banking, we face competition to underwrite loans to sound, stable businesses and real estate projects at competitive price levels that make sense for our business and risk profile. Our major commercial bank competitors include larger national, regional and local financial institutions that may have the ability to make loans on larger projects than we can or provide a larger mix of product offerings. We also compete with smaller local financial institutions that may have aggressive pricing and unique terms on various types of loans and, increasingly, financial technology platforms that offer their products exclusively through web-based portals.
In retail banking, we primarily compete with national, regional, and local banks that have visible retail presence and personnel in our market areas. The primary factors driving competition in consumer banking are customer service, interest rates, fees charged, branch location and hours of operation and the range of products offered. We compete for deposits by advertising, offering competitive interest rates and seeking to provide a higher level of personal service. We also face competition from non-traditional alternatives to banks such as credit unions, money centers, money market mutual funds and cash management accounts.

We believe our ability to provide a flexible, sophisticated product offering and an efficient process to our customers allows us to stay competitive in the financial services environment. We believe our local presence and hands-on approach enables us to provide a high level of service that our customers value.
Our Market Areas
        We believe the demographics of our market areas provide strong growth opportunities for our loan portfolio and deposits. The following chart, which is based on data from S&P Global Market Intelligence, shows our share of the deposits in our market areas as of June 30, 2018, which is the most recent data available.

	Deposits	Level One
(Dollars in millions)	in Market	Deposits	Market Share
Market Area by County
Oakland County	$56,313.7	$972.0	1.73%
Wayne County	54,811.3	60.2	0.11
Macomb County	16,210.0	37.8	0.23
Kent County	16,259.7	13.2	0.08
Employees
As of December 31, 2018, we had 251 full-time equivalent employees. None of our employees is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Corporate Information
Our principal executive office is located at 32991 Hamilton Court, Farmington Hills, Michigan, and our telephone number is (248) 737-0300. Our website address is www.levelonebank.com. Through our website, under “Investor Relations,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). The contents of our website are not incorporated by reference into this report.
Supervision and Regulation
General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Michigan Department of Insurance and Financial Services (the “DIFS”), the FDIC, the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $250 billion that were deemed systemically important because of size only. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex. For a discussion of capital requirements, see “-The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on our capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects their earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. While holding companies with consolidated assets of less than $3 billion, like us, are considered small bank holding companies for this purpose, we have securities registered with the SEC and that disqualifies us from taking advantage of the relief. Banking organizations became subject to the Basel III Rule on January 1, 2015 and its requirements were fully phased-in as of January 1, 2019.
The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;

•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer (fully phased-in as of January 1, 2019). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);

•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above. In addition, to be well-capitalized, a banking organization must not be subject to a capital requirement imposed on it as an individual institution to maintain any specified capital ratio.
As of December 31, 2018: (i) the Bank was not subject to a directive from DIFS or FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.
Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
The Potential for Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided a potential Basel III “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized. Under the proposal, a community banking organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.
We are in the process of considering the Federal Reserve’s CBLR proposal and will await the final regulation to determine whether it will elect the framework.
Regulation and Supervision of the Company
General. As the sole stockholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and our subsidiaries as the Federal Reserve may require.
Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “--The Role of Capital” above.

The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, that company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. We have been subject to the complex consolidated capital requirements of the Basel III Rule since the U.S. federal banking agencies approved its implementation effective January 1, 2015. Only qualifying small bank holding companies were excluded from compliance with the Basel III Rule by virtue of the Federal Reserve’s “Small Bank Holding Company Policy Statement”. Prior to 2018, our assets were in excess of the maximum permitted in the definition of a small bank holding company for this purpose; however, the Regulatory Relief Act expanded the category of holding companies that may rely on the policy statement by raising the maximum amount of assets they may hold to $3 billion, and the Federal Reserve issued an interim final rule, effective August 30, 2018, to bring the policy statement in line with the law. As a result, qualifying holding companies with assets of less than $3 billion are not subject to the capital requirements of the Basel III Rule and are deemed to be “well-capitalized”. However, one of the qualifications for this treatment is that the holding company not have securities registered with the SEC. We issued securities in a public offering last year and are now a publicly reporting company. As such, we do not meet the qualifications of the Small Bank Holding Company Policy Statement. For a discussion of capital requirements, see “-the “Role of Capital” above.
Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Michigan corporation, we are subject to the Michigan Business Corporation Act, as amended, which prohibits us from paying a dividend if, after giving effect to the dividend we would not be able to pay our debts as the debts become due in the usual course of business, or our total assets would be less than the sum of its total liabilities plus, the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “-The Role of Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
Supervision and Regulation of the Bank
General. The Bank is a Michigan-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As a Michigan-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DIFS, the chartering authority for Michigan banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve.
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.
FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 32 cents per $100 dollars of assessable deposits.
Supervisory Assessments. All Michigan-chartered banks are required to pay supervisory assessments to the DIFS to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2018, the Bank paid supervisory assessments to the DIFS totaling approximately $168 thousand.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of these developments.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Michigan Banking Code, the Bank cannot declare or pay a cash dividend or dividend in kind unless it will have a surplus amounting to not less than 20% of its capital after payment of the dividend. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its bad debts. Further, the Bank may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the FDIC and the DIFS may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the capital conservation buffer. See “-The Role of Capital” above.
State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Michigan law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” We are an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and our subsidiaries, to our principal stockholders and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal stockholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk, incentive compensation and cybersecurity are critical sources of risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
Branching Authority. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals. The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish de novo interstate branches without impediments. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.
Anti-Money Laundering. The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.
As of December 31, 2018, the Bank did not exceed these guidelines.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.
The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.
Item 1A - Risk Factors
The material risks that management believes affect the Company are described below. You should carefully consider the risks, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known or that the Company believes are immaterial also may have a material adverse effect on the Company’s results of operations and financial condition.
Risks Related to Our Business
A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.
Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in our market areas in the state of Michigan. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary, trade and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.
If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge-offs, which could require increases in our provision for loan losses.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.
Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
While conditions in the housing and real estate markets and economic conditions in our market areas have recently improved, if slow economic conditions return or real estate values and sales deteriorate, we may experience higher delinquencies and credit losses. As a result, we could be required to increase our provision for loan losses and to charge-off additional loans in the future. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses.
We maintain our allowance for loan losses at a level that management considers adequate to absorb probable incurred loan losses based on an analysis of our portfolio and market environment. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable incurred losses inherent in the loan portfolio and credit undertakings that are not specifically identified. The amount of this allowance is determined by our management through periodic reviews and consideration of a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other conditions within our markets, which may be beyond our control may require an increase in the allowance for loan losses.
As of December 31, 2018, our allowance for loan losses as a percentage of total loans was 1.0% and as a percentage of total nonperforming loans, excluding the allowance allocated to loans accounted for acquired credit impaired loans accounted for pursuant to ASC 310‑30, was 57.7%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.
The acquisition method of accounting requires that acquired loans are initially recorded at fair value at the time of acquisition, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition because credit quality, among other elements, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.
In addition, in June 2016, the FASB issued a new accounting standard that will replace the current approach under accounting principles generally accepted in the United States (GAAP) for establishing the allowance for loan losses, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under this standard, referred to as Current Expected Credit Loss (CECL) credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness, which may be material. As an emerging growth company, this standard will be effective for us for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.
Because a significant portion of our loan portfolio is comprised of real estate loans, a decline in real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2018, approximately 70.6% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
At December 31, 2018, we had $945.5 million of commercial loans, consisting of $562.1 million of commercial real estate loans and $383.5 million of operating commercial loans for which real estate is not the primary source of repayment. Of the $562.1 million of commercial real estate loans, $39.6 million consisted of commercial construction and land development loans. Commercial loans represented 83.9% of our total loan portfolio at December 31, 2018. These loans typically involve higher principal amounts than other types of loans, and some of our commercial borrowers have more than one loan outstanding with us. In addition, at December 31, 2018, $367.7 million, or 32.6% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate properties. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because payments on such loans are often dependent on the cash flow of the commercial venture and the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Repayments of loans secured by non-owner occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Accordingly, a downturn in the real estate market or a challenging business and economic environment may increase our risk related to commercial loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral consists of accounts receivable, inventory and equipment. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Inventory and equipment may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi‑family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2018 represents greater than 100%

but less than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our high concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. We have established an informal, internal limit on loans to one borrower, principal or guarantor. Our limit is based on “total exposure” which represents the aggregate exposure of economically related borrowers for approval purposes. However, we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry and the credit quality of the borrower are commensurate with the increased size of the loan. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2018, our 10 largest borrowing relationships accounted for approximately 10.4% of our total loan portfolio, the largest of which totaled $16.6 million. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The small to midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to midsized businesses, which we define as commercial borrowing relationships at the Bank of less than $10.0 million in aggregate loan exposure. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.
Our lending limit may restrict our growth and prevent us from effectively implementing our growth strategy.
We are limited in the total amount we can loan to a single borrower or related borrowers by the amount of our capital. The Bank is a Michigan chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the laws, rules and regulations applicable to banks chartered in the state of Michigan. Michigan’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Under Michigan law, total loans and extensions of credit to a borrower may not generally exceed 15% of the Bank’s capital stock and surplus, subject to certain exceptions. Additionally, the Bank has an internal lending policy that limits total loans and extensions of credit to any individual borrower to no more than $10.0 million. Based upon our current capital levels, the amount we may lend to one borrower is significantly less than that of many of our larger competitors, which may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. While we seek to accommodate larger loans by selling participations in those loans to other financial institutions, this strategy may not always be available. If we are unable to compete for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Greater seasoning of our loan portfolio could increase risk of credit defaults in the future.
As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin. Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. The current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Construction and land development loans totaled $49.4 million, or 4.38%, of our total loan portfolio as of December 31, 2018, of which $39.6 million were commercial real estate construction loans and $9.8 million were residential real estate construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working our problem construction loans. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. Further, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. At December 31, 2018, all construction loans were performing in accordance to their repayment terms. Any material increase in our nonperforming construction loans could have a material adverse effect on our financial condition and results of operation.
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2018, $141.3 million, or 12.6% of our total loan portfolio, was secured by first liens on one- to four-family residential loans. In addition, at December 31, 2018, our home equity lines of credit totaled $27.7 million. A portion of our one- to four-family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not saleable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $484,350 - $726,525 for single-family homes in our market area), exposing us to increased risk.
In addition, one- to four-family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.
Further, the Tax Cuts and Jobs Act (TCJA) enacted in the fourth quarter of 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments and could also negatively impact the housing market, which could adversely affect our business and loan growth.

To meet our growth objectives we may originate or purchase loans outside of our market area which could affect the level of our net interest margin and nonperforming loans.
In order to achieve our desired loan portfolio growth, we anticipate that we may, from time to time, opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools.” In the past, we have also originated loans outside of our market areas as an accommodation to current customers and acquired loans outside of our market areas through our acquisitions of other financial institutions. We will perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities; however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.
Our real estate lending also exposes us to the risk of environmental liabilities.
In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable by a governmental entity or by third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.
The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.
In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.
Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.
It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.
As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.
Our use of third-party vendors and our other ongoing third-party business relationships is subject to increasing regulatory requirements and attention.
Our use of third-party vendors for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulations require us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition, results of operations and growth prospects.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.
We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
Our strategy of pursuing growth via acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects.
As part of our general growth strategy, we have expanded our business through acquisitions. We acquired Lotus Bank in 2015 and Bank of Michigan in the first quarter of 2016, adding a total of three banking locations within our existing market footprint, and we intend to continue pursuing this strategy. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our stock.
Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, to the extent our costs of an acquisition exceed the fair value of the net assets acquired, goodwill will be recorded in connection with the acquisition. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could materially and adversely affect our results of operations and financial conditions during the period in which the impairment was recognized.
Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•
We may incur time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

•
We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected;

•	Deposit attrition may be higher than expected;

•
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity. This integration process is complicated and time consuming and can also be disruptive to the customers and employees of the acquired business and our business. If the integration process is not conducted successfully, we may not realize the anticipated economic benefits of acquisitions within the expected time frame, or ever, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;

•
To finance an acquisition, we may borrow funds or pursue other forms of financing, such as issuing voting and/or non-voting common stock or convertible preferred stock, which may have high dividend rights or may be highly dilutive to holders of our common stock, thereby increasing our leverage and diminishing our liquidity, or issuing capital stock, which could dilute the interests of our existing shareholders;

•
We may be unsuccessful in realizing the anticipated benefits from acquisitions. For example, we may not be successful in realizing anticipated cost savings. We also may not be successful in preventing disruptions in service to existing customer relationships of the acquired institution, which could lead to a loss in revenues; and

•	We may not be able to continue to sustain our past rate of growth or to grow at all in the future.
In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business or new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have an adverse effect on our ability to successfully implement our acquisition growth strategy and grow our business and profitability.
If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired.
We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2018, our goodwill totaled $9.4 million. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans through organic loan growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.
We have grown our consolidated assets from $1.30 billion as of December 31, 2017, to $1.42 billion as of December 31, 2018, and our deposits from $1.12 billion as of December 31, 2017, to $1.13 billion as of December 31, 2018. While we intend to continue to grow our business through strategic acquisitions coupled with organic loan growth, because certain of our market areas are comprised of mature, rural communities with limited population growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. Furthermore, many acquisitions we may wish to pursue would be subject to approvals by bank regulatory authorities, and we cannot predict whether any targeted acquisitions will receive the required regulatory approvals. In light of the foregoing, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits, identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.
The required accounting treatment of loans we acquire through acquisitions, including purchased credit impaired loans, could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under GAAP, we are required to record loans acquired through acquisitions, including purchased credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan, or the discount, is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This has resulted in higher net interest margins in historical periods and could result in lower interest income and net interest margins in current and future periods. For example, the total loan yield for the year ended December 31, 2018 was 5.43%, which included 28 basis points from excess accretion related to purchased credit impaired loans. As of December 31, 2018, we had a remaining accretable yield of $10.9 million. We are unlikely to be able to replace loans in our existing portfolio with comparable high-yielding loans, and without a larger volume of high-yielding loans, we could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.
We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.
Our success is dependent, to a large degree, upon the continued service and skills of our executive management team, particularly Mr. Patrick J. Fehring, our President and Chief Executive Officer, Mr. Gregory A. Wernette, our Executive Vice President and Chief Lending Officer, and Mr. David C. Walker, our Executive Vice President and Chief Financial Officer.
Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. The loss of Mr. Fehring, Mr. Wernette, Mr. Walker or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. In addition, although we have non-competition agreements with each of our seven executive officers and with several others of our senior personnel, we do not have any such agreements with other employees who are important to our business, and in any event the enforceability of non-competition agreements varies across the states in which we do business. While our mortgage originators and loan officers are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, results of operations and growth prospects.
Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.
Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our lenders. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.
Our success and growth strategy also depends on our continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel. We may face difficulties in recruiting and retaining lenders and other personnel of our desired caliber, including as a result of competition from other financial institutions. Competition for loan officers and other personnel is strong, and we may not be successful in attracting or retaining the personnel we require. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new loan officer will be profitable or effective. If we are unable to attract and retain successful loan officers and other personnel, or if our loan officers and other personnel fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be negatively affected.
Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates.
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At December 31, 2018, we had $408.4 million in certificates of deposit that mature within one year and $649.8 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.
Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income (loss) and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.
If short-term interest rates return to their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.
Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits, including escrow deposits held in connection with our commercial mortgage servicing business. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff, or, in connection with our commercial mortgage servicing business, third parties for whom we provide servicing choose to terminate that relationship with us. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.
Other primary sources of funds consist of cash from operations, investment security maturities and sales, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by brokered deposits, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank of Indianapolis (FHLB). We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
We depend on non-core funding sources, which causes our cost of our funds to be higher when compared to other financial institutions.
We use certain non-core, wholesale funding sources, including brokered deposits and FHLB advances. As of December 31, 2018, we had approximately $110.3 million of brokered deposits, which represented approximately 9.7% of our total deposits, and $92.5 million of FHLB advances. Unlike traditional deposits from our local clients, there is a higher likelihood that the funds wholesale deposits provide will not remain with us after maturity. For example, depositors who have deposited funds with us through brokers are a less stable source of funding than typical relationship deposit clients. Although we are increasing our efforts to reduce our reliance on non-core funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. If we are unable to do so, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use these deposits as a funding source. If we are unable to participate in the national brokered deposit market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.
Municipal deposits are one important source of funds for us, and a reduced level of such deposits may hurt our profits.
Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2018, $171.5 million, or 15.1%, of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of Michigan. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.
Our liquidity is dependent on dividends from the Bank.
The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on any debt we may incur, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. For example, Michigan law only permits banks to pay dividends if the bank will have a surplus amounting to not less than 20% of its capital after the payment of the dividend, and banks may pay dividends only out of net income then on hand, after deducting its bad debts. Under federal law, the Bank’s ability to pay dividends may be restricted if the Bank does not meet the capital conservation buffer requirement. As of December 31, 2018, the Bank had the capacity to pay the Company a dividend of up to $31.3 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and limited investor demand. Our securities portfolio is evaluated quarterly for other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our financial condition and results of operations.
The valuation of our investment securities also is influenced by additional external market and other factors, including implementation of SEC and FASB guidance on fair value accounting, default rates on residential mortgage securities and rating agency actions. Accordingly, there can be no assurance that future declines in the market value of our private label mortgage backed securities or other investment securities will not result in other-than-temporary impairment (OTTI) of these assets and lead to accounting charges that could have an adverse effect on our results of operations.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.
We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2018, we had $75.1 million of municipal securities, which represented 36.8% of our total securities portfolio. Several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations. Of the $75.1 million of municipal securities held as of December 31, 2018, the Bank held 51 tax-exempt state and local municipal securities totaling $37.2 million backed by the Michigan School Bond Loan Fund (MSBLF). Each of these tax-exempt state and local municipal securities positions have an underlying credit of at least BBB or better by one of the Nationally Recognized Statistical Rating Organizations as well as explicit backing by the MSBLF. The MSBLF is currently rated AA- by Standard & Poor’s, and AA1 by Moody’s.
Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans.
Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low interest rates over the last few years, this low interest rate environment likely will not continue indefinitely. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.
Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by government-sponsored entities (GSEs) and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted.
In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the GSEs and other institutional and non-institutional investors. Any significant impairment of our eligibility with any of the GSEs could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity, which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.
When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Under these agreements, we may be required to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.
Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our stock.
We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our stock may be materially adversely affected.
Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.
Our accounting policies and methods are fundamental to the manner in which we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include policies related to the allowance for loan losses, securities, purchased credit impaired loans and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, experience additional impairment in our securities portfolio or record a valuation allowance against our deferred tax assets. Any of these could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our risk management processes, internal controls, disclosure controls and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.
Changes in accounting standards could materially impact our financial statements.
From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.
The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.
As a result of the Company's initial public offerings in 2018, we became subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur. We anticipate that these costs will materially increase our general and administrative expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.
As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), we intend to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
The financial reporting resources we have put in place may not be sufficient to ensure the accuracy of the additional information we are required to disclose as a publicly listed company.
As a result of becoming a publicly listed company, we are subject to the heightened financial reporting standards under GAAP and SEC rules, including more extensive levels of disclosure. Complying with these standards requires enhancements to the design and operation of our internal control over financial reporting as well as additional financial reporting and accounting staff with appropriate training and experience in GAAP and SEC rules and regulations.
If we are unable to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to report our financial results accurately and timely could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the Nasdaq Global Select Market, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.
We have not performed an evaluation of our internal control over financial reporting, as contemplated by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an emerging growth company.
Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the Treasury.
In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our current or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2018, our nonperforming loans (which consist of nonaccrual loans and nonperforming loans modified under troubled debt restructurings) totaled $18.4 million, or 1.6% of our loan portfolio, and our nonperforming assets, which include other real estate owned, totaled $18.4 million, or 1.3% of total assets. In addition, we had $3.8 million in accruing loans that were 31-89 days delinquent as of December 31, 2018.
Our nonperforming assets adversely affect our net income in various ways:

•	We do not record interest income on nonaccrual loans or nonperforming investment securities, except on a cash basis when the collectability of the principal is not in doubt.

•	We must provide for probable loan losses through a current period charge to the provision for loan losses.

•	Non-interest expense increases when we must write down the value of properties in our other real estate owned ("OREO") portfolio to reflect changing market values.

•	Non-interest income decreases when we must recognize other-than-temporary impairment on nonperforming investment securities.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance costs related to our OREO.

•	The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.
If we experience increases in nonperforming loans and nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations as our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

We depend on the accuracy and completeness of information provided by customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.
New lines of business, products, product enhancements or services may subject us to additional risks.
From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We face strong competition from financial services companies and other companies that offer banking, mortgage, and leasing services and providers of SBA loans, which could harm our business.
Our operations consist of offering banking and mortgage services, and we also offer SBA lending, trust and leasing services to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking, mortgage, and leasing customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.
Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service;

•	the ability to expand our market position; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could adversely affect our business, financial condition and results of operations.
We also face competition for acquisition opportunities in connection with the implementation of our acquisition strategy. Because there are a limited number of acquisition opportunities in our target market, we face competition from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than we do. Our ability to compete in acquiring target institutions will depend on our available financial resources to fund the acquisitions, including the amount of cash and cash equivalents we have and the liquidity and market price of our common stock. In addition, increased competition may also drive up the acquisition consideration that we will be required to pay in order to successfully capitalize on attractive acquisition opportunities.
The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs and our ability to comply with applicable SBA lending requirements.
As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.
Historically we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in our earning premium income and have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans.
In order for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio, and may be at greater risk of default in the event of deterioration in economic conditions or the borrower’s financial condition. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by us, the SBA may require us to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from us. Management has estimated losses inherent in the outstanding guaranteed portion of SBA loans and recorded a recourse reserve at a level determined to be appropriate. Significant increases to the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations and financial condition.
We provide financial services to money services businesses, which include check cashers, issuers/sellers of traveler’s checks, money orders and stored value cards, and money transmitters.  Providing banking services to money service businesses exposes us to enhanced risks from noncompliance with a variety of laws and regulations.
We provide financial services to the check cashing industry, offering currency, check clearing, monetary instrument, depository and credit services. We also provide treasury management services to money transmitters. Financial institutions that open and maintain accounts for money services businesses are expected to apply the requirements of the USA Patriot Act and Bank Secrecy Act, as they do with all accountholders, on a risk-assessed basis. As with any category of accountholder, there will be money services businesses that pose little risk of money laundering or lack of compliance with other laws and regulations and those that pose a significant risk. Providing treasury management services to money services businesses represent a significant compliance and regulatory risk, and failure to comply with all statutory and regulatory requirements could result in fines or sanctions.
Our branch network expansion strategy may negatively affect our financial performance.
We recently opened banking centers in Grand Rapids, Detroit and Bloomfield Township, and we plan to open two new banking centers in 2019 and 2020. Our branch expansion strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new or acquired branch, such as a suitable location, each market’s competitive environment, managerial resources, qualified personnel, and an effective marketing strategy. New branches require a significant investment of both financial and personnel resources. Additionally, it takes time for a new branch to generate sufficient favorably priced deposits to produce enough income, including funding loan growth generated by our organization, to offset expenses related to the branch, some of which, like salaries and occupancy expense, are considered fixed costs. Opening new branches in existing markets or new market areas could also divert resources from current core operations and thereby further adversely affect our growth and profitability. Finally, there is a risk that our new branches will not be successful even after they have been established.

Risks Related to the Business Environment and Our Industry
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.
New proposals for legislation continue to be introduced in the U.S. Congress that could substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The Federal Reserve, the FDIC, and the DIFS periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, and federal and state banking and other agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.
Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties, (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.
Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The Federal Reserve may require us to commit capital resources to support the Bank.
As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
We may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.
Risk Related to Our Common Stock
The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.
The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, government shutdowns, international trade wars or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to the impact these risk factors have on our operating results or financial position.
Our stock is relatively thinly traded.
Although our common stock is traded on the Nasdaq Global Select Market, the average daily trading volume of our common stock is relatively small compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively small trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.
There can be no assurances concerning continuing dividend payments.
Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. Although we have paid quarterly dividends on our common stock throughout 2018, there can be no assurances that we will be able to continue to pay regular quarterly dividends or that any dividends we do declare will be in any particular amount. The primary source of money to pay our dividends comes from dividends paid to the Company by the Bank. The Bank’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends.
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term shareholder value.
On January 23, 2019, the Company announced that its Board of Directors approved a repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company’s common stock with an aggregate purchase price of up to $5 million. The repurchase program began on January 23, 2019, and expires on December 31, 2020. The repurchase program does not obligate the Company to repurchase any dollar amount of number of shares, and there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The repurchase program may be extended, modified, suspended or discontinued at any time, and, even if fully implemented, the program may not enhance long-term shareholder value.

Item 1B – Unresolved Staff Comments
None.
Item 2 - Properties
Our headquarters is located at 32991 Hamilton Court, Farmington Hills, Michigan. Including our headquarters building, we operate 14 offices, including 11 full-service banking centers located primarily in southeastern Michigan, and two mortgage loan production offices in Ann Arbor, Michigan. We own our headquarters building and our branch office located in Novi, and lease the remainder of our locations.
Item 3 – Legal Proceedings
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
Item 4 – Mine Safety Disclosures
Not Applicable.

PART II
Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities
Market Information
Our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “LEVL” on April 20, 2018. Prior to that, there was no public market for our common stock.
Shareholders
As of March 15, 2019, the Company had 181 common stock shareholders of record, and the closing price of the Company’s common stock was $24.98 per share.
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

Item 6 – Selected Financial Data

	As of and for the year ended,
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015
Earnings Summary
Interest income	$63,824	$55,607	$52,903	$41,335
Interest expense	13,400	8,078	5,832	3,792
Net interest income	50,424	47,529	47,071	37,543
Provision expense for loan losses	412	1,416	3,925	1,359
Noninterest income	7,055	6,502	6,407	7,214
Noninterest expense	39,678	36,051	32,407	24,888
Income before income taxes	17,389	16,564	17,146	18,510
Income tax provision	3,003	6,723	6,100	5,982
Net income	$14,386	$9,841	$11,046	$12,528
Less: Preferred stock dividends	—	—	—	112
Net income attributable to common shareholders	14,386	9,841	11,046	12,416
Per Share Data
Basic earnings per common share	$1.95	$1.54	$1.74	$1.97
Diluted earnings per common share	1.91	1.49	1.69	1.92
Book value per common share	19.58	16.78	15.21	13.57
Tangible book value per share (1)	18.31	15.21	13.59	12.75
Shares outstanding (in thousands)	7,750	6,435	6,351	6,310
Average basic common shares (in thousands)	7,377	6,388	6,341	6,307
Average diluted common shares (in thousands)	7,524	6,610	6,549	6,463
Selected Period End Balances
Total assets	$1,416,215	$1,301,291	$1,127,531	$924,663
Securities available-for-sale	204,258	150,969	100,533	116,702
Total loans	1,126,565	1,034,923	953,393	759,718
Total deposits	1,134,635	1,120,382	924,924	784,115
Total liabilities	1,264,455	1,193,331	1,030,960	839,029
Total shareholders' equity	151,760	107,960	96,571	85,634
Tangible shareholders' equity (1)	141,926	97,906	86,283	80,438
Performance and Capital Ratios
Return on average assets	1.07%	0.82%	1.05%	1.43%
Return on average equity	10.68	9.45	11.93	13.56
Net interest margin (fully taxable equivalent) (2)	0.0392	4.18	4.73	4.60
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	69.03	66.72	60.60	63.98
Dividend payout ratio	6.28	—	—	—
Total shareholders' equity to total assets	10.72	8.30	8.56	9.26
Tangible equity to tangible assets (1)	10.09	7.58	7.72	8.75
Common equity tier 1 to risk-weighted assets	11.82	9.10	8.72	10.28
Tier 1 capital to risk-weighted assets	11.82	9.10	8.72	10.28
Total capital to risk-weighted assets	14.00	11.55	11.28	13.14
Tier 1 capital to average assets (leverage ratio)	10.21	7.92	7.95	8.89
Asset Quality Ratios:
Net charge-offs to average loans	0.05%	0.08%	0.08%	(0.14)%
Nonperforming assets as a percentage of total assets	1.30	1.13	1.36	0.18
Nonperforming loans as a percent of total loans	1.64	1.36	1.58	0.21
Allowance for loan losses as a percentage of period-end loans	1.03	1.13	1.16	1.04
Allowance for loan losses as a percentage of nonperforming loans	62.70	83.38	73.76	484.94
Allowance for loan losses as a percentage of nonperforming loans, excluding allowance allocated to loans accounted for under ASC 310-30	57.71	75.68	68.13	444.99
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below.
(2) Presented on a tax equivalent basis using a 35% tax rate for the 2015, 2016 and 2017 periods and a 21% tax rate for the 2018 period.

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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015
Total shareholders' equity	$151,760	$107,960	$96,571	$85,634
Less:
Goodwill	9,387	9,387	9,387	4,549
Core deposit intangibles	447	667	901	647
Tangible shareholders' equity	$141,926	$97,906	$86,283	$80,438

Shares outstanding (in thousands)	7,750	6,435	6,351	6,310
Tangible book value per share	$18.31	$15.21	$13.59	$12.75

Total assets	$1,416,215	$1,301,291	$1,127,531	$924,663
Less:
Goodwill	9,387	9,387	9,387	4,549
Core deposit intangibles	447	667	901	647
Tangible assets	$1,406,381	$1,291,237	$1,117,243	$919,467

Tangible equity to tangible assets	10.09%	7.58%	7.72%	8.75%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition as of December 31, 2018 and 2017 and results of operations for the years ended December 31, 2018, 2017, and 2016. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.
This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under "Forward-Looking Statements," "Risk Factors" and elsewhere in this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements.
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
The most critical of these significant accounting policies are set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Statements in our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this Form 10-K.
Overview
Level One Bancorp, Inc. is a bank holding company headquartered in Farmington Hills, Michigan, with its primary branch operations in southeastern Michigan and Grand Rapids, Michigan. Through our wholly owned subsidiary, Level One Bank, we offer a broad range of loan products to the residential and commercial markets, as well as retail and business banking services. Another wholly owned subsidiary, Hamilton Court Insurance Company, provides property and casualty insurance to the Company and the Bank, and reinsurance to ten other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.
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
We had net income of $14.4 million for the year ended December 31, 2018, compared to $9.8 million for the year ended December 31, 2017.
As of December 31, 2018, the Company had total consolidated assets of $1.42 billion, total consolidated deposits of $1.13 billion and total consolidated shareholders' equity of $151.8 million.
We continue to focus on growing our commercial real estate, commercial business and residential mortgage lending portfolios. At December 31, 2018, we had $1.13 billion in total loans. Of this amount $1.04 billion, or 92.5%, consisted of loans we originated, and $84.7 million, or 7.5%, consisted of loans we acquired (all of which were recorded at their estimated fair values at the time of acquisition).
Recent Developments
Fourth Quarter Dividend. On December 20, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share. This dividend was paid out on January 15, 2019, to stockholders of record at the close of business on December 31, 2018.
Share Buyback Program. On January 23, 2019, the Company announced that its Board of Directors approved a repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company’s common stock with an aggregate purchase price of up to $5 million. The repurchase program began on January 23, 2019, and expires on December 31, 2020. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time.

As of March 15, 2019, the Company had repurchased a total of 46,626 shares at an average price of $23.67 per share. The shares repurchased in the amount of $1.1 million are held as treasury stock.
On March 21, 2019, the Company declared a first quarter 2019 cash dividend of $0.04 per share, payable on April 15, 2019. The first quarter cash dividend of $0.04 per share represents an increase of $0.01 per share, compared to $0.03 per share declared in prior quarter.

Results of Operations
Net Income
We had net income of $14.4 million, or $1.91 per diluted common share, for the year ended December 31, 2018, compared to $9.8 million, or $1.49 per diluted common share, for the year ended December 31, 2017. The increase of $4.6 million in net income attributable to common shareholders in 2018 primarily reflects an increase of $2.9 million in net interest income, a decrease in income tax provision of $3.7 million, a decrease in provision expense for loan losses of $1.0 million, and an increase of $553 thousand in noninterest income. This was partially offset by an increase of $3.6 million in noninterest expenses.
We had net income of $9.8 million, or $1.49 per diluted common share, for the year ended December 31, 2017 compared to $11.0 million, or $1.69 per diluted common share, for the year ended December 31, 2016. The decrease of $1.2 million in net income attributable to common shareholders in 2017 primarily reflects an increase in noninterest expense of $3.7 million, partially offset by a decrease in provision for loan losses of $2.5 million.
Net Interest Income
Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities.
We had net interest income of $50.4 million and $47.5 million for the years ended December 31, 2018 and 2017, respectively. The year ended December 31, 2018 included a $8.2 million increase in interest income as well as a $5.3 million increase in interest expense, compared to the same period in 2017. The increase in interest income was primarily driven by an increase of $6.2 million in interest and fees on loans and an increase of $1.9 million in interest income from investment securities, whereas the increase in interest expense was primarily driven by an increase of $4.8 million in deposit interest expense and an increase of $533 thousand in interest expense on borrowed funds. The change in interest and fees on loans and interest income from investment securities for the year ended December 31, 2018 compared to 2017, was primarily driven by the growth in total loans and investment securities portfolios. In addition, the prime rate increases also resulted in a higher loan yield year over year. The increase in deposit interest expense during the year ended December 31, 2018 was primarily due to higher average rates paid on deposits as a result of the increase in the target federal fund rate, as well as an increase in total deposits compared to 2017.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the year ended December 31, 2018 was 0.0392%, compared to 0.0418% for the same period in 2017. The decrease of 26 basis points was primarily a result of higher cost of funds compared to the same period in 2017. Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the years ended December 31, 2018 and 2017, the average yield on total loans was 5.43% and 5.35%, respectively. The yield on total loans was impacted by 28 basis points and 46 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the years ended December 31, 2018 and 2017, benefited by 23 basis points and 39 basis points, respectively, as a result of the excess accretable yield. As of December 31, 2018 and December 31, 2017, our remaining accretable yield was $10.9 million and $14.5 million, respectively, and our nonaccretable difference was $5.6 million and $10.1 million, respectively.
We had net interest income of $47.5 million and $47.1 million for the years ended December 31, 2017 and 2016, respectively. The year ended December 31, 2017 included a $2.7 million increase in interest income as well as a $2.2 million increase in interest expense compared to 2016. The increase in interest income was primarily driven by an increase of $1.3 million in interest and fees on loans and an increase of $829 thousand in interest income from investment securities, whereas the increase in interest expense was primarily driven by an increase of $1.8 million in deposit interest expense. The change in interest and fees on loans and interest income from investment securities for the year ended December 31, 2017 compared to 2016, was primarily driven by the growth in total loans and investment securities portfolios. The increase in deposit interest expense during the year ended December 31, 2017 was primarily due to an increase in the volume of deposits as well as higher average rates paid on deposits compared to 2016.
Our net interest margin (FTE) for the year ended December 31, 2017 decreased 55 basis points to 4.18% from 4.73% for 2016. For the years ended December 31, 2017 and 2016, the average yield on total loans was 5.35% and 5.74%, respectively. The yield on total loans was impacted by 46 basis points and 83 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the years ended December 31, 2017 and 2016, benefited by 39 basis points and 73 basis points, respectively, as a result of the excess accretable yield. As of December 31, 2017, and December 31, 2016, our accretable yield was $14.5 million and $19.9 million, respectively, and our nonaccretable difference was $10.1 million and $12.0 million, respectively.
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

Analysis of Net Interest Income—Fully Taxable Equivalent

	For the year ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,072,794	$58,262	5.43%	$973,013	$52,043	5.35%	$883,702	$50,727	5.74%
Investment securities(4):
Taxable	121,505	2,939	2.42	84,899	1,746	2.06	67,160	1,431	2.13
Tax-exempt	63,205	1,657	3.13	38,935	955	3.57	19,198	441	3.37
Interest-earning cash balances	27,182	546	2.01	43,540	507	1.16	24,117	124	0.51
Federal Home Loan Bank stock	8,308	420	5.06	8,163	356	4.36	4,378	180	4.11
Total interest-earning assets	$1,292,994	$63,824	4.96%	$1,148,550	$55,607	4.88%	$998,555	$52,903	5.32%
Non-earning assets:
Cash and due from banks	20,556			18,590			17,246
Premises and equipment	13,207			14,576			14,124
Goodwill	9,387			9,387			8,594
Other intangible assets, net	560			789			949
Bank-owned life insurance	11,692			11,365			6,475
Allowance for loan losses	(11,691)			(11,466)			(8,761)
Other non-earning assets	9,014			12,164			10,762
Total assets	$1,345,719			$1,203,955			$1,047,944
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$60,203	$198	0.33%	$59,274	$169	0.29%	$57,816	$148	0.26%
Money market and savings deposits	264,656	2,609	0.99	259,449	1,605	0.62	255,513	1,123	0.44
Time deposits	477,164	8,248	1.73	373,762	4,493	1.20	311,283	3,228	1.04
Borrowings	66,926	1,330	1.99	80,283	797	0.99	40,961	318	0.78
Subordinated notes	14,866	1,015	6.83	14,813	1,014	6.85	14,761	1,015	6.88
Total interest-bearing liabilities	$883,815	$13,400	1.52%	$787,581	$8,078	1.03%	$680,334	$5,832	0.86%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	316,764			301,971			267,831
Other liabilities	10,436			10,297			7,179
Shareholders' equity	134,704			104,106			92,600
Total liabilities and shareholders' equity	$1,345,719			$1,203,955			$1,047,944
Net interest income		$50,424			$47,529			$47,071
Interest spread			3.44%			3.85%			4.46%
Net interest margin(5)			3.90			4.14			4.71
Tax equivalent effect			0.02			0.04			0.02
Net interest margin on a fully tax equivalent basis			3.92%			4.18%			4.73%
______________________________________________________________________

1.	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

2.
Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $319 thousand, $434 thousand, and $205 thousand on tax-exempt securities for the years ended December 31, 2018, 2017, and 2016, respectively, using the federal corporate tax rate of 21% for the period ended December 31, 2018 and 35% for the periods ended December 31, 2017 and 2016.

3.	Includes nonaccrual loans

4.
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

5.	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The tables below present the effect of volume and rate changes on interest income and expense for the periods indicated. Changes in volume are changes in the average balance multiplied by the previous year's average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate. The average rate for tax-exempt securities is reported on a fully taxable equivalent basis.

	For the year ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$811	$5,408	$6,219
Investment securities:
Taxable	345	848	1,193
Tax-exempt	(75)	777	702
Interest-earning cash balances	276	(237)	39
FHLB Stock	58	6	64
Total interest income	1,415	6,802	8,217
Interest-bearing liabilities
Interest-bearing demand deposits	26	3	29
Money market and savings deposits	971	33	1,004
Time deposits	2,303	1,452	3,755
Borrowings	684	(151)	533
Subordinated debt	(3)	4	1
Total interest expense	3,981	1,341	5,322
Change in net interest income	$(2,566)	$5,461	$2,895

	For the year ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(3,602)	$4,918	$1,316
Investment securities:
Taxable	(51)	366	315
Tax-exempt	40	702	742
Interest-earning cash balances	234	149	383
FHLB Stock	12	164	176
Total interest income	(3,367)	6,299	2,932
Interest-bearing liabilities
Interest-bearing demand deposits	17	4	21
Money market and savings deposits	464	18	482
Time deposits	560	705	1,265
Borrowings	108	371	479
Subordinated notes	(5)	4	(1)
Total interest expense	1,144	1,102	2,246
Change in net interest income	$(4,511)	$5,197	$686

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of December 31, 2018, and December 31, 2017, our remaining accretable yield was $10.9 million and $14.5 million, respectively, and our nonaccretable difference was $5.6 million and $10.1 million, respectively.
The provision for loan losses was $412 thousand for the year ended December 31, 2018, compared to $1.4 million for the year ended December 31, 2017. The decrease in the provision for loan losses was primarily due to a decrease in specific reserves on impaired loans, less impairment recorded resulting from our semi-annual re-estimation of cash flows on acquired loans, and a decrease in net chargeoffs, partially offset by additional provision from the continued growth in our originated loan portfolio as a percentage of our total loans. Our total nonaccrual loans increased to $18.4 million at December 31, 2018 compared to $14.0 million at December 31, 2017. The increase in nonaccrual loans is primarily due to a large loan relationship of $7.2 million moving to nonaccrual, partially offset by the payoff of $2.9 million on a nonaccrual loan relationship during the fourth quarter 2018.
The provision for loan losses was $1.4 million for the year ended December 31, 2017, compared to $3.9 million for the year ended December 31, 2016. The decrease in provision for loan losses in 2017 was primarily due to a decrease in specific reserves on impaired loans and a decrease in general reserves on originated loans due to slower loan growth in 2017. Our total nonaccrual loans decreased by $1.0 million as compared to an increase of $13.4 million in total nonaccrual loans during the year ended December 31, 2016.
Noninterest Income
The following table presents noninterest income for the years ended December 31, 2018, 2017 and 2016.

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Noninterest income
Service charges on deposits	$2,556	$2,543	$1,885
Net gain (loss) on sale of securities	(71)	208	926
Mortgage banking activities	2,330	1,698	2,249
Net gain on sale of commercial loans	11	146	—
Other charges and fees	2,229	1,907	1,347
Total noninterest income	$7,055	$6,502	$6,407
Noninterest income increased $553 thousand to $7.1 million for the year ended December 31, 2018, compared to $6.5 million for the same period in 2017. The increase in noninterest income was primarily due to an increase in mortgage banking activities of $632 thousand and an increase in interest rate swap fees of $535 thousand (included in "other charges and fees" in the table above). This was partially offset by a decrease in net gain on sale of securities of $279 thousand, a decrease in gains on real estate owned of $189 thousand (included in "other charges and fees" in the table above) and a decrease in net gain on sale of commercial loans of $135 thousand. The increase in mortgage banking activities was primarily due to the Company's investment in the expansion of the mortgage banking division, which contributed to higher volume of loans sales, therefore resulting in higher income as compared to prior year. The increase in interest rate swap fees was due to the Company beginning to offer customer-initiated derivatives in 2018. The decrease in the gain on sale of securities was due to the lack of sale opportunities at acceptable prices and selling securities at a loss. The decrease in net gain on sale of commercial loans was primarily due to the lack of SBA loan sale opportunities during the year ended December 31, 2018, compared to 2017.
 Noninterest income was $6.5 million and $6.4 million for the years ended December 31, 2017 and 2016, respectively. Noninterest income for the year ended December 31, 2017, compared to the year ended December 31, 2016, benefited primarily from an increase in service charges on deposits of $658 thousand, increases in gain on sale of real estate owned of $202 thousand and BOLI income of $147 thousand (both included in "other charges and fees" in the table above), and an increase of $146 thousand in net gain on sale of commercial loans. The increases to these items of noninterest income were offset in part by a decrease in net gain on sale of securities of $718 thousand and a decrease in mortgage banking activities of $551 thousand. The increase in service charges on deposits was driven by deposit growth as well as higher income from MSB due to an increase in fees year over year. The decrease in net gain on sales of securities was due to fewer sales of securities during the year ended December 31, 2017 as a result of fewer market opportunities. The decrease in mortgage banking activities was driven by a lower volume of residential mortgage loan sales during the year ended December 31, 2017 reflecting decreased loan originations due to reduced refinancing activity as a result of increased home mortgage rates throughout the year.
Noninterest Expense
The following table presents noninterest expense for the years ended December 31, 2018, 2017 and 2016.

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Noninterest expense
Salary and employee benefits	$25,781	$21,555	$17,978
Occupancy and equipment expense	4,425	4,208	3,370
Professional service fees	1,672	2,314	1,189
Acquisition and due diligence fees	—	—	2,684
Marketing expense	1,033	930	806
Printing and supplies expense	441	477	468
Data processing expense	2,146	1,912	2,023
Other expense	4,180	4,655	3,889
Total noninterest expense	$39,678	$36,051	$32,407
Noninterest expenses increased $3.6 million to $39.7 million for the year ended December 31, 2018, as compared to $36.1 million for the same period in 2017. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $4.2 million, partially offset by a decrease in professional service fees of $642 thousand. The increase in salary and employee benefits between the periods resulted from an increase of 27 full-time employees, which includes the expansion of the mortgage team. The decrease in professional services fees was primarily due to lower legal fees and other professional fees between the periods. The decrease in legal fees in 2018 was due to higher legal fees incurred in 2017 in preparation for the Company's initial public offering, whereas the decrease in other professional fees in 2018 was due to the formation of the captive insurance company in 2017.
Noninterest expenses increased $3.7 million to $36.1 million for the year ended December 31, 2017, from $32.4 million for 2016. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $3.6 million, an increase in professional service fees of $1.1 million, and an increase in occupancy and equipment expense of $838 thousand, partially offset by decreases in acquisition and due diligence fees of $2.7 million. The increase in noninterest expense excluding acquisition and due diligence fees was $6.4 million for the year ended December 31, 2017 compared to 2016. The increase in salary and employee benefits for the year ended December 31, 2017, as compared to 2016, resulted from an increase of 23 full-time equivalent employees, with a portion of the increase in headcount due to the opening of the Grand Rapids banking center. The increase in professional service fees was due primarily to regulatory and compliance services as a result of our growth and compliance related costs associated with our acquired MSB business. The increase in occupancy and equipment expense was primarily due to higher software maintenance costs to sustain the growth of the Company as well as higher building rent expense resulting from the opening of a new banking center in Grand Rapids during the year ended December 31, 2017. Acquisition and due diligence fees of $2.7 million for the year ended December 31, 2016 included severance expense, bank acquisition and due diligence fees and bonus payments related to our acquisition of Bank of Michigan.

Income Taxes and Tax-Related Items
During the year ended December 31, 2018, we recognized income tax expense of $3.0 million on $17.4 million of pre-tax income resulting in an effective tax rate of 17.3%, compared to the same period in 2017, in which we recognized an income tax expense of $6.7 million on $16.6 million of pre-tax income, resulting in an effective tax rate of 40.6%.
The decrease in income tax rate for the year ended December 31, 2018, compared to the same period in 2017, primarily resulted from the decrease in the federal corporate income tax rate and the recording of a $1.3 million deferred tax asset impairment in the fourth quarter of 2017 as a result of the enactment of the TCJA in December 2017. Please refer to Note 9 - Income Taxes in the notes to the consolidated statements for a reconciliation between expected and actual income tax expense for the years ended December 31, 2018, 2017 and 2016.
During the year ended December 31, 2017, we recognized income tax expense of $6.7 million on $16.6 million of pre-tax income resulting in an effective tax rate of 40.6%, compared to the year ended December 31, 2016, in which we recognized an income tax expense of $6.1 million on $17.1 million of pre-tax income, resulting in an effective tax rate of 35.6%. The increase in income tax rate for the year ended December 31, 2017 compared to 2016 primarily resulted from the Company recognizing an impairment on its deferred tax assets of $1.3 million related to the enactment of the TCJA.

Financial Condition
Total assets were $1.42 billion at December 31, 2018 and $1.30 billion at December 31, 2017. Total assets increased by $114.9 million between these two dates primarily due to increases of $91.6 million in gross loans and $53.3 million in securities available-for-sale, partially offset by a decrease of $30.4 million in cash and cash equivalents. The increase in loans was primarily driven by the growth in our commercial real estate, commercial and industrial, and residential real estate portfolios. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs. The decrease in cash and cash equivalents was primarily due to a decrease in cash balances held with the Federal Reserve Bank by $40.7 million.  The Company maintains a cash balance at the Federal Reserve and manages this liquidity balance on a daily basis as required, and may have significant cash balance fluctuations in the ordinary course of business based on inflows and outflows from changing loan totals, investment activity, and deposit flows.
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of December 31, 2018, 2017 and 2016:

(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Securities available-for-sale:
U.S. government sponsored entities and agencies	$2,397	$—	$—
State and political subdivision	75,146	53,224	24,441
Mortgage-backed securities: residential	9,739	8,431	7,206
Mortgage-backed securities: commercial	12,382	9,819	4,889
Collateralized mortgage obligations: residential	18,671	19,221	24,473
Collateralized mortgage obligations: commercial	31,988	20,557	6,533
U.S. Treasury	20,481	23,573	29,569
SBA	15,688	12,616	1,395
Asset backed securities	3,842	—	—
Corporate bonds	13,924	3,528	2,027
Total securities available-for-sale	$204,258	$150,969	$100,533
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At December 31, 2018, total investment securities were $204.3 million, or 14.4% of total assets, compared to $151.0 million, or 11.6% of total assets, at December 31, 2017. The $53.3 million increase in securities available for sale from December 31, 2017 to December 31, 2018, primarily reflected increases in obligations of state and political subdivisions, collateralized mortgage obligations: commercial, corporate bonds, SBA securities and asset backed securities. Securities with a carrying value of $22.7 million and $36.5 million were pledged at December 31, 2018 and December 31, 2017, respectively, to secure borrowings and deposits.
As of December 31, 2018, the Company held 51 tax-exempt state and local municipal securities totaling $37.2 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at December 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2018 and December 31, 2017. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	December 31, 2018
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$2,404	3.09%	$—	—%
State and political subdivision	181	2.02	6,273	2.16	16,329	2.91	52,310	3.41
Mortgage-backed securities: residential	—	—	235	1.21	183	2.33	9,696	2.84
Mortgage-backed securities: commercial	—	—	6,124	2.30	5,016	2.91	1,454	3.46
Collateralized mortgage obligations: residential	—	—	—	—	837	2.09	18,079	3.22
Collateralized mortgage obligations: commercial	—	—	9,772	2.90	10,047	3.27	12,571	2.49
U.S. Treasury	—	—	21,232	1.53	—	—	—	—
SBA	—	—	—	—	1,664	3.17	14,192	3.21
Asset backed securities	—	—	—	—	—	—	3,872	3.04
Corporate bonds	1,501	2.04	10,034	3.43	2,471	3.75	—	—
Total securities available-for-sale	$1,682	2.04%	$53,670	2.29%	$38,951	3.06%	$112,174	3.19%

	December 31, 2017
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
State and political subdivision	$318	2.56%	$5,034	2.20%	$13,922	2.76%	$33,677	3.33%
Mortgage-backed securities: residential	—	—	—	—	525	1.45	8,164	2.34
Mortgage-backed securities: commercial	—	—	2,837	1.87	7,042	2.57	—	—
Collateralized mortgage obligations: residential	56	2.75	—	—	429	3.09	18,819	2.70
Collateralized mortgage obligations: commercial	—	—	1,896	1.59	5,474	2.66	13,509	2.41
U.S. Treasury	—	—	24,283	1.32	—	—	—	—
SBA	—	—	—	—	—	—	12,644	1.94
Corporate bonds	—	—	3,039	2.26	506	2.95	—	—
Total securities available-for-sale	$374	2.59%	$37,089	1.57%	$27,898	2.68%	$86,813	2.75%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial real estate:
Non-owner occupied	$367,671	$343,420	$322,354	$240,161	$170,923
Owner occupied	194,422	168,342	169,348	146,487	97,974
Total commercial real estate	562,093	511,762	491,702	386,648	268,897
Commercial and industrial	383,455	377,686	342,069	254,808	202,942
Residential real estate	180,018	144,439	118,730	116,734	91,252
Consumer	999	1,036	892	1,528	1,060
Total loans	$1,126,565	$1,034,923	$953,393	$759,718	$564,151
Total loans were $1.13 billion at December 31, 2018, an increase of $91.6 million from December 31, 2017. The total increase in loans of $91.6 million was primarily due to an increase in commercial real estate loans of $50.3 million, an increase in residential real estate loans of $35.6 million, and an increase in commercial and industrial loans of $5.8 million. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of December 31, 2018, approximately 49.9% of our loans were commercial real estate, 34.0% were commercial and industrial, and 16.1% were residential real estate and consumer loans.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages, are sold to other financial institutions with which we have established a correspondent lending relationship. The Company is in the process of establishing a direct relationship with FNMA and hopes to begin locking and selling loans to FNMA in mid 2019.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of December 31, 2018.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2018
Commercial real estate	$67,368	$352,274	$142,451	$562,093
Commercial and industrial	146,147	157,415	79,893	383,455
Residential real estate	3,696	4,993	171,329	180,018
Consumer	249	474	276	999
Total Loans	$217,460	$515,156	$393,949	$1,126,565
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$387,312	$145,868
Floating interest rates		127,844	248,081
Total		$515,156	$393,949
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
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes commercial and industrial and commercial real estate loans and is performed on an annual basis. The Company uses the following definitions for risk ratings:
Pass.    Loans classified as pass are higher quality loans that do not fit any of the other categories described below. This category includes loans risk rated with the following ratings: cash/stock secured, excellent credit risk, superior credit risk, good credit risk, satisfactory credit risk, and marginal credit risk.
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
Total classified and criticized loans as of December 31, 2018 compared to December 31, 2017 were as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Classified loans:
Substandard	$18,391	$18,286
Doubtful	44	82
Total classified loans	$18,435	$18,368
Special mention	13,081	16,609
Total classified and criticized loans	$31,516	$34,977
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans
Commercial real estate	$5,927	$2,257	$147	$141	$343
Commercial and industrial	9,605	9,024	13,389	309	656
Residential real estate	2,915	2,767	1,498	1,177	880
Total nonaccrual loans(1)	18,447	14,048	15,034	1,627	1,879
Other real estate owned	—	652	258	81	320
Total nonperforming assets	18,447	14,700	15,292	1,708	2,199
Performing troubled debt restructurings
Commercial real estate	—	—	290	—	—
Commercial and industrial	568	961	1,018	1,069	794
Residential real estate	363	261	207	279	194
Total performing troubled debt restructurings	931	1,222	1,515	1,348	988
Total impaired assets, excluding ASC 310-30 loans	$19,378	$15,922	$16,807	$3,056	$3,187
Loans 90 days or more past due and still accruing	$243	$440	$377	$883	$980
______________________________________________________

(1)	Nonaccrual loans include nonperforming troubled debt restructurings of $5.0 million, $6.4 million, $5.8 million, $564 thousand and $636 thousand, at the respective dates indicated above.
During the years ended December 31, 2018 and 2017, the Company recorded $394 thousand and $75 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $7.9 million, $9.7 million, $11.6 million, $17.6 million and $24.9 million at the respective dates indicated in the table above.
Impaired assets increased as of December 31, 2018 compared to December 31, 2017. Commercial real estate nonaccrual loans increased significantly along with small increases in commercial and industrial and residential real estate nonaccrual loans. The increase in nonaccrual loans is primarily due to a large commercial real estate loan relationship moving to nonaccrual status. There was also an increase in residential real estate performing TDRs partially offset by a decrease in commercial and industrial performing TDRs.
Allowance for Loan Losses
We maintain the allowance for loan losses at a level we believe is sufficient to absorb probable incurred losses in our loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries.
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
The allowance for our nonimpaired loans, which includes commercial real estate, commercial and industrial, residential, and consumer loans that are not individually evaluated for impairment, begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our historical loss data. Additional allowance estimates for commercial and industrial and commercial real estate loans are based on internal credit risk ratings. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan.
As our operating history is limited and we have grown rapidly, the historical loss estimates for loans prior to 2017 were based primarily on the actual historical loss experienced by our peer banks combined with a small factor representing our own loss history. Starting in 2017, the Company modified its methodology on historical loss analysis to incorporate and fully rely on the Company's own historical loss data, which did not have a material impact. The historical loss estimates are established by loan type including commercial real estate, commercial and industrial, residential, and consumer. In addition, consideration is given to borrower’s rating for commercial and industrial and commercial real estate loans.
The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of period	$11,713	$11,089	$7,890	$5,589	$5,119
Loan charge-offs:
Commercial real estate	(112)	(360)	—	(26)	(52)
Commercial and industrial	(1,283)	(697)	(943)	(427)	(2,540)
Residential real estate	(47)	(85)	(211)	(50)	(211)
Consumer	(35)	—	—	(16)	—
Total loan charge-offs	(1,477)	(1,142)	(1,154)	(519)	(2,803)
Recoveries of loans previously charged-off:
Commercial real estate	23	17	53	552	61
Commercial and industrial	823	190	172	665	231
Residential real estate	70	141	201	181	178
Consumer	2	2	2	63	60
Total loan recoveries	918	350	428	1,461	530
Net charge-offs	(559)	(792)	(726)	942	(2,273)
Provision for loan losses	412	1,416	3,925	1,359	2,743
Balance at end of period	$11,566	$11,713	$11,089	$7,890	$5,589
Allowance for loan losses as a percentage of period-end loans	1.03	1.13	1.16	1.04	0.99
Net charge-offs to average loans	0.05	0.08	0.08	14.00	(47.00)
Our allowance for loan losses was $11.6 million, or 1.03% of loans, at December 31, 2018 compared to $11.7 million, or 1.13% of loans at December 31, 2017. The $147 thousand decrease in the allowance for loan losses during the year ended December 31, 2018 was primarily due to a $976 thousand decrease in specific reserves related to impaired loans and a $161 thousand decrease in reserves related to purchase credit impaired loans, partially offset by a $990 thousand increase in general reserves related to net loan growth.
Our allowance for loan losses was $11.7 million, or 1.13% of loans, at December 31, 2017, compared to $11.1 million, or 1.16% of loans, at December 31, 2016. The $624 thousand increase in the allowance for loan losses during the year ended December 31, 2017 was primarily due to a $511 thousand increase in general reserve driven by growth in the originated loan portfolio.

The following table presents, by loan type, the allocation of the allowance for loan losses for the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9
Residential real estate	1,030	12.5
Consumer	3	0.1
Total loans	$11,089	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$3,299	50.9%
Commercial and industrial	3,256	33.5
Residential real estate	1,307	15.4
Consumer	28	0.2
Total loans	$7,890	100.0%
December 31, 2014
Balance at end of period applicable to:
Commercial real estate	$2,404	47.6%
Commercial and industrial	1,930	36.0
Residential real estate	1,218	16.2
Consumer	37	0.2
Total loans	$5,589	100.0%
Deposits
Total deposits were $1.13 billion at December 31, 2018 and $1.12 billion at December 31, 2017, representing 89.7% and 93.9% of total liabilities at each date, respectively. The increase in deposits of $14.3 million was due to an increase of $41.4 million in time deposits, partially offset by decreases of $25.3 million in demand deposits and $1.8 million in money market and savings deposits. Our average interest-bearing deposit costs were 1.38% and 0.91% for the years ended December 31, 2018 and 2017, respectively. The increase in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the increase in overnight market rates, as measured by the target federal funds rate. The target federal funds rate rose 0.75% during 2017 and 1.00% during the year ended December 31, 2018, with additional increases expected in future periods, subject to economic conditions.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At

December 31, 2018 and December 31, 2017, the Company had approximately $110.3 million and $87.8 million in brokered deposits, respectively. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
For periods prior to September 30, 2018, Certificate of Deposit Account Registry Service (CDARS) and reciprocal money market accounts were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With the passage of The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, these items are no longer considered brokered deposits. Included in the brokered deposits total at December 31, 2018 and 2017 were $1.8 million and $3.3 million in CDARS customer deposit accounts.
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
The following tables set forth the distribution of average deposits by account type for the periods indicated below.

	Year Ended December 31, 2018
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$316,764	28.3%	—%
Interest-bearing demand deposits	60,203	5.4	0.33
Money market and savings deposits	264,656	23.6	0.99
Time deposits	477,164	42.7	1.73
Total deposits	$1,118,787	100.0%	0.99%

	Year Ended December 31, 2017
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$301,971	30.3%	—%
Interest-bearing demand deposits	59,274	6.0	0.29
Money market and savings deposits	259,449	26.1	0.62
Time deposits	373,762	37.6	1.20
Total deposits	$994,456	100.0%	0.63%

	Year Ended December 31, 2016
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$267,831	30.0%	—%
Interest-bearing demand deposits	57,816	6.5	0.26
Money market and savings deposits	255,513	28.6	0.44
Time deposits	311,283	34.9	1.04
Total deposits	$892,443	100.0%	0.50%
The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	December 31, 2018
Maturing in:
3 months or less	$80,741
3 months to 6 months	80,269
6 months to 1 year	109,452
1 year or greater	49,721
Total	$320,183

Borrowings
Total debt outstanding at December 31, 2018 was $114.5 million, an increase of $51.8 million from $62.7 million at December 31, 2017. The increase in total borrowings was primarily due to an increase of $55.0 million in short-term FHLB advances and $5.0 million in federal funds purchased, partially offset by a $10.0 million payoff in our long-term FHLB advances. The increase in total borrowings was a result of loan growth surpassing deposit growth.
At December 31, 2018, FHLB advances were secured by a blanket lien on $372.5 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.0 million At December 31, 2017, FHLB advances were secured by a blanket lien on $316.5 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $2.5 million.
As of December 31, 2018, the Company had $15.0 million of subordinated notes outstanding, and debt issuance costs of $109 thousand related to these subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semi-annually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.
Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
FHLB Line of Credit
Average daily balance	$3,279	$4,223	$10,592
Weighted-average rate during period	2.10%	1.31%	0.68%
Amount outstanding at period end	$2,520	$—	$1,808
Weighted-average rate at period end	2.87%	—%	—%
Maximum month-end balance	$37,081	$27,459	$26,167
Securities sold under agreements to repurchase
Average daily balance	$4,210	$971	$1,049
Weighted-average rate during period	1.83%	0.30%	0.30%
Amount outstanding at period end	$609	$1,319	$1,331
Weighted-average rate at period end	0.30%	0.30%	—%
Maximum month-end balance	$12,847	$1,533	$1,668
FHLB Advances
Average daily balance	$47,581	$64,095	$11,154
Weighted-average rate during period	2.04%	0.96%	0.58%
Amount outstanding at period end	$90,000	$35,000	$65,000
Weighted-average rate at period end	2.54%	1.25%	—%
Maximum month-end balance	$125,000	$120,000	$65,000
Federal funds purchased
Average daily balance	$873	$—	$—
Weighted-average rate during period	2.52%	—%	—%
Amount outstanding at period end	$5,000	$—	$—
Weighted-average rate at period end	2.50%	—%	—%
Maximum month-end balance	$15,000	$—	$—
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, sales of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.

Shareholders' equity increased $43.8 million to $151.8 million at December 31, 2018 as compared to $108.0 million at December 31, 2017. The increase in shareholders' equity was primarily impacted by the issuance of 1,150,765 shares of common stock in our initial public offering, which resulted in net proceeds of $29.0 million, as well as $14.4 million of net income generated during the year ended December 31, 2018. These increases in shareholders' equity were partially offset by a $969 thousand increase in accumulated other comprehensive losses due to increases in unrealized losses on available for sale securities and $895 thousand in dividends declared in 2018.
The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of period	$107,960	$96,571	$85,634
Net income	14,386	9,841	11,046
Other comprehensive income (loss)	(801)	343	(775)
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	29,030	—	—
Common stock dividend declared	(895)	—	—
Exercise of stock options	1,279	605	300
Stock-based compensation expense, net of tax impact	801	600	366
Balance at end of period	$151,760	$107,960	$96,571
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
During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective, certain provisions of which are subject to a multi-year phase-in period. As of January 1, 2019, the rules require the Company to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.5% the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer requirement was 1.875% as of December 31, 2018 and 1.25% as of December 31, 2017, which is reflected in the table below.
At December 31, 2018, the Company and the Bank met all the capital adequacy requirements to which they were subject.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	11.82%	4.50%	6.38%
Bank	12.12%	4.50%	6.38%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.82%	6.00%	7.88%
Bank	12.12%	6.00%	7.88%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.00%	8.00%	9.88%
Bank	13.07%	8.00%	9.88%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.21%	4.00%	4.00%
Bank	10.48%	4.00%	4.00%	5.00%
December 31, 2017
Common equity tier 1 to risk-weighted assets:
Consolidated	9.10%	4.50%	5.75%
Bank	10.29%	4.50%	5.75%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	9.10%	6.00%	7.25%
Bank	10.29%	6.00%	7.25%	8.00%
Total capital to risk-weighted assets:
Consolidated	11.55%	8.00%	9.25%
Bank	11.37%	8.00%	9.25%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	7.92%	4.00%	4.00%
Bank	8.96%	4.00%	4.00%	5.00%
_______________________________________________________________________________

(1)	Reflects the capital conservation buffer of 1.875% and 1.25% applicable during 2018 and 2017, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at December 31, 2018 were $607.2 million, an increase of $94.4 million, from $512.8 million at December 31, 2017. The increase of $94.4 million was primarily due to an increase of $61.8 million in short-term borrowings and $41.4 million in time deposits, partially offset by a decrease of $10.1 million in long-term borrowings. The following tables present our contractual obligations as of December 31, 2018 and December 31, 2017.

	Contractual Maturities as of December 31, 2018
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,160	$1,849	$1,628	$3,235	$7,872
Short-term borrowings	98,129	—	—	—	98,129
Long-term borrowings	—	—	1,445	—	1,445
Subordinated notes	—	—	—	14,891	14,891
Time deposits	408,408	74,055	2,409	—	484,872
Total	$507,697	$75,904	$5,482	$18,126	$607,209

	Contractual Maturities as of December 31, 2017
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$925	$1,576	$1,095	$3,103	$6,699
Short-term borrowings	36,319	—	—	—	36,319
Long-term borrowings	—	—	11,514	—	11,514
Subordinated notes	—	—	—	14,844	14,844
Time deposits	345,817	88,757	8,878	—	443,452
Total	$383,061	$90,333	$21,487	$17,947	$512,828
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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At December 31, 2018, the allowance for off-balance sheet risk was $38 thousand, and included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$8,608	$10,900	$5,041	$8,837
Unused lines of credit	18,672	229,490	12,407	189,787
Unused standby letters of credit	3,861	232	3,584	1,411
Of the total unused lines of credit of $248.2 million at December 31, 2018, $54.5 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.
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
At December 31, 2018, we had liquid assets of $213.7 million, compared to $178.1 million at December 31, 2017. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2018, we had $92.5 million of outstanding borrowings from the FHLB. The advances were secured by a blanket lien on $372.5 million of real estate-related loans as of December 31, 2018. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to an additional $131.6 million. In addition, the Bank can borrow up to $125.0 million through the unsecured lines of credit it has established with nine other banks, as well as $5.0 million through a secured line with the Federal Reserve Bank.
We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. In addition, because the Bank is "well capitalized," it can accept wholesale funding up to approximately $565.5 million based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of December 31, 2018.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	December 31, 2018	December 31, 2017
Investment securities available-for-sale to total assets	14.42%	11.60%
Loans to total deposits	99.29	92.37
Interest-earning assets to total assets	95.31	95.80
Interest-bearing deposits to total deposits	72.73	71.00

Item 7A – Quantitative and Qualitative Disclosures About Market Risk
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
The estimated impact on our net interest income as of December 31, 2018 and December 31, 2017, assuming immediate parallel moves in interest rates is presented in the table below.

	December 31, 2018		December 31, 2017
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	1.8%	(1.0)%	14.3%	13.7%
+300 basis points	1.8	(0.2)	11.7	11.4
+200 basis points	1.5	0.4	8.5	8.5
+100 basis points	1.3	0.8	4.7	4.8
-100 basis points	(0.9)	(0.8)	(4.9)	(5.4)
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
The table below presents the change in our economic value of equity as of December 31, 2018 and December 31, 2017, assuming immediate parallel shifts in interest rates.

Change in rates	December 31, 2018	December 31, 2017
+400 basis points	(38.1)%	(34.6)%
+300 basis points	(28.5)	(25.6)
+200 basis points	(18.3)	(16.5)
+100 basis points	(8.4)	(7.4)
-100 basis points	7.9	7.3

Item 8 - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Level One Bancorp, Inc.
Farmington Hills, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Level One Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Crowe LLP

We have served as the Company's auditor since 2007.

South Bend, Indiana
March 22, 2019

LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$33,296	$63,661
Securities available-for-sale	204,258	150,969
Federal Home Loan Bank stock	8,325	8,303
Mortgage loans held for sale, at fair value	5,595	4,548
Loans:
Originated loans	1,041,898	920,895
Acquired loans	84,667	114,028
Total loans	1,126,565	1,034,923
Less: Allowance for loan losses	(11,566)	(11,713)
Net loans	1,114,999	1,023,210
Premises and equipment	13,242	13,435
Goodwill	9,387	9,387
Other intangible assets, net	447	667
Bank-owned life insurance	11,866	11,542
Income tax benefit	2,467	3,102
Other assets	12,333	12,467
Total assets	$1,416,215	$1,301,291
Liabilities
Deposits:
Noninterest-bearing demand deposits	$309,384	$324,923
Interest-bearing demand deposits	52,804	62,644
Money market and savings deposits	287,575	289,363
Time deposits	484,872	443,452
Total deposits	1,134,635	1,120,382
Borrowings	99,574	47,833
Subordinated notes	14,891	14,844
Other liabilities	15,355	10,272
Total liabilities	1,264,455	1,193,331
Shareholders' equity
Common stock, no par value per share:
Authorized—20,000,000 shares
Issued and outstanding—7,750,216 shares at 12/31/2018 and 6,435,461 shares at 12/31/2017	90,621	59,511
Retained earnings	62,891	49,232
Accumulated other comprehensive loss, net of tax	(1,752)	(783)
Total shareholders' equity	151,760	107,960
Total liabilities and shareholders' equity	$1,416,215	$1,301,291

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(In thousands, except per share data)	2018	2017	2016
Interest income
Originated loans, including fees	$49,076	$39,812	$33,771
Acquired loans, including fees	9,186	12,231	16,956
Securities:
Taxable	2,939	1,746	1,431
Tax-exempt	1,657	955	441
Federal funds sold and other	966	863	304
Total interest income	63,824	55,607	52,903
Interest Expense
Deposits	11,055	6,267	4,499
Borrowed funds	1,330	797	318
Subordinated notes	1,015	1,014	1,015
Total interest expense	13,400	8,078	5,832
Net interest income	50,424	47,529	47,071
Provision expense for loan losses	412	1,416	3,925
Net interest income after provision for loan losses	50,012	46,113	43,146
Noninterest income
Service charges on deposits	2,556	2,543	1,885
Net gain (loss) on sales of securities	(71)	208	926
Mortgage banking activities	2,330	1,698	2,249
Net gain on sale of commercial loans	11	146	—
Other charges and fees	2,229	1,907	1,347
Total noninterest income	7,055	6,502	6,407
Noninterest expense
Salary and employee benefits	25,781	21,555	17,978
Occupancy and equipment expense	4,425	4,208	3,370
Professional service fees	1,672	2,314	1,189
Acquisition and due diligence fees	—	—	2,684
Marketing expense	1,033	930	806
Printing and supplies expense	441	477	468
Data processing expense	2,146	1,912	2,023
Other expense	4,180	4,655	3,889
Total noninterest expense	39,678	36,051	32,407
Income before income taxes	17,389	16,564	17,146
Income tax provision	3,003	6,723	6,100
Net income	$14,386	$9,841	$11,046
Earnings per common share:
Basic	$1.95	$1.54	$1.74
Diluted	$1.91	$1.49	$1.69
Average common shares outstanding—basic	7,377	6,388	6,341
Average common shares outstanding—diluted	7,524	6,610	6,549
Cash dividends declared per common share	$0.12	$—	$—
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$14,386	$9,841	$11,046
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(1,085)	735	(275)
Reclassification adjustment for (gains) losses included in income	71	(208)	(926)
Tax effect(1)	213	(184)	426
Net unrealized gains (losses) on securities available-for-sale, net of tax	(801)	343	(775)
Total comprehensive income, net of tax	$13,585	$10,184	$10,271
__________________________________________________________________________
(1) Includes $(15 thousand), $73 thousand and $324 thousand of tax (benefit) expense related to reclassification for the years ended December 31, 2018, 2017 and 2016, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2016	$57,640	$28,345	$(351)	$85,634
Net income	—	11,046	—	11,046
Other comprehensive loss	—	—	(775)	(775)
Exercise of stock options (27,008 shares), including tax benefit	300	—	—	300
Tax benefit from restricted stock vesting	2	—	—	2
Stock based compensation, net of tax impact	366	—	—	366
Balance at December 31, 2016	$58,306	$39,391	$(1,126)	$96,571
Net income	—	9,841	—	9,841
Other comprehensive income	—	—	343	343
Exercise of stock options (57,506 shares), including tax benefit	605	—	—	605
Stock-based compensation expense, net of tax impact	600	—	—	600
Balance at December 31, 2017	$59,511	$49,232	$(783)	$107,960
Net income	—	14,386	—	14,386
Other comprehensive loss	—	—	(801)	(801)
Reclass of tax reform adjustments due to early adoption of ASU 2018-02	—	168	(168)	—
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	29,030	—	—	29,030
Common stock dividends declared and paid of $0.12/share	—	(895)	—	(895)
Exercise of stock options (127,494 shares)	1,279	—	—	1,279
Stock-based compensation expense, net of tax impact	801	—	—	801
Balance at December 31, 2018	$90,621	$62,891	$(1,752)	$151,760
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$14,386	$9,841	$11,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,332	1,369	1,445
Amortization of core deposit intangibles	220	234	233
Stock-based compensation expense	815	613	366
Provision expense for loan losses	412	1,416	3,925
Discount on acquired SBA/USDA retained loans	—	—	133
Net securities premium amortization	1,327	871	608
Net (gain) loss on sales of securities	71	(208)	(926)
Originations of loans held for sale	(90,361)	(64,184)	(78,950)
Proceeds from sales of loans originated for sale	91,091	69,753	74,995
Net gain on sales of loans	(2,341)	(1,844)	(2,249)
Accretion on acquired purchase credit impaired loans	(3,794)	(5,340)	(8,412)
Gain on sale of other real estate owned and repossessed assets	(44)	(237)	(35)
Increase in cash surrender value of life insurance	(324)	(328)	(181)
Amortization of debt issuance costs	47	58	53
Excess tax benefits	108	27	—
Net (increase) decrease in accrued interest receivable and other assets	382	(1,546)	(4,660)
Net increase in accrued interest payable and other liabilities	4,810	1,667	2,812
Net cash provided by operating activities	18,137	12,162	203
Cash flows from investing activities
Net increase in loans	(88,069)	(75,780)	(89,466)
Principal payments on securities available-for-sale	9,368	8,850	12,900
Purchases of securities available-for-sale	(68,694)	(74,225)	(91,041)
Purchases of Bank Owned Life Insurance	—	—	(7,520)
Purchases of FHLB Stock	(22)	(2,475)	(1,536)
Additions to premises and equipment	(1,159)	(913)	(3,066)
Proceeds from:
Sale of securities available-for-sale	3,625	14,803	93,427
Sale of other real estate owned and repossessed assets	822	885	116
Net cash from acquisition	—	—	2,458
Net cash used in investing activities	(144,129)	(128,855)	(83,728)
Cash flows from financing activities
Net increase in deposits	14,253	195,458	46,170
Change in short-term borrowings	61,810	(31,820)	40,543
Repayment of long-term FHLB advances	(10,000)	(4,506)	(408)
Change in secured borrowing	(69)	1,514	—
Net proceeds from issuance of common stock related to initial public offering	29,030	—	—
Proceeds from exercised stock options	1,279	605	300
Payments related to tax-withholding for share based compensation awards	(14)	(13)	—
Common stock dividends paid	(662)	—	—
Net cash provided by financing activities	95,627	161,238	86,605
Net change in cash and cash equivalents	(30,365)	44,545	3,080
Beginning cash and cash equivalents	63,661	19,116	16,036
Ending cash and cash equivalents	$33,296	$63,661	$19,116

Supplemental disclosure of cash flow information:
Interest paid	$12,634	$7,427	$5,864
Income taxes paid	2,120	4,625	1,200
Transfer of loans held for sale to loans held for investment	544	1,587	—
Transfer from premises and equipment to other assets	18	1,793	—
Transfer from loans to other real estate owned	108	385	258
Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Assets acquired—Bank of Michigan	—	—	114,442
Liabilities assumed—Bank of Michigan	—	—	102,762
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED STATEMENTS
DECEMBER 31, 2018
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations:
Level One Bancorp, Inc. (the "Company", "we," "our", or "us") is a financial holding company headquartered in Farmington Hills, Michigan. Its wholly owned banking subsidiary, Level One Bank (the "Bank"), is a Michigan banking corporation with depository accounts insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a wide range of business and consumer financial services in the greater Farmington Hills, Novi, Northville, Birmingham, Ferndale, Sterling Heights, Bloomfield Township, Ann Arbor, Detroit and Grand Rapids areas. Its primary deposit products are checking, interest-bearing demand, money market and savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial and industrial, residential real estate, and consumer loans.
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
Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as fees received in connection with various lending and deposit services and residential mortgage loan originations and sales. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.
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
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for annual periods presented herein, have been included. Some items in the prior year financial statements were reclassified to conform to the current presentation. Such items had no impact on net income or shareholder’s equity.
Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Hamilton Court, after elimination of significant intercompany transactions and accounts.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. Under the acquisition method, tangible and intangible identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree are recorded at fair value as of the acquisition date. The Company includes the results of operations of the acquired companies in the consolidated statements of income from the date of acquisition. Transaction costs and costs to restructure the acquired company are expensed as incurred. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. If the fair value of the net assets acquired is greater than the acquisition price, a bargain purchase gain is recognized and recorded in noninterest income.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, which includes amounts on deposit with the Federal Reserve, interest-bearing deposits with banks or other financial institutions and federal funds sold. Generally, federal funds are sold for one‑day periods, but not longer than 30 days.
Investment Securities
Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, agency mortgage-backed securities and non-agency mortgage-backed securities. Securities transactions are recorded on a trade date basis. Securities are classified as available for sale when the Company intends to sell them before maturity. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income and the related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.
On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other than temporary basis. This determination requires significant judgment. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. In estimating other-than-temporary impairment (“OTTI”) losses, we consider the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; projected cash flows on covered non-agency mortgage-backed securities; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. Management evaluates securities for other-than-temporary impairment more frequently when economic or market conditions warrant such an evaluation.
Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Also, when applicable, realized gains and losses are reported as a reclassification adjustment, net of tax, in other comprehensive income.
Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Loans Held for Sale
Loans held for sale consist of loans originated with the intent to sell. Loans held for sale are carried at fair value, determined individually, as of the balance sheet date. The Company believes the fair value method better reflects the economic risks associated with these loans. Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market, market quotes from anticipated sales contracts and commitments, or contract prices from firm sales commitments. Fair value includes the servicing value of the loans as well as any accrued interest. Loans held for sale are generally sold with servicing rights released, except for Small Business Administration and United States Department of Agriculture guaranteed loans, which are sold with servicing retained. The changes in the fair value of loans held for sale are reflected in mortgage banking activities on the consolidated statements of income.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unamortized deferred loan fees and costs and net of any purchase premiums and discounts. Interest income is recorded on the accrual basis, in accordance with the terms of the respective loan. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income without anticipating prepayments.

Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Interest income on mortgage and commercial loans is discontinued when principal or interest payments are past due 90 days, unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Certain Purchased Loans
The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at the amount paid or at fair value at acquisition in a business combination, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the provision for loan losses.
These PCI loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, an impairment loss is recognized by establishing an allocation for the loan or pool in the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized, prospectively, as loan interest income.
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Loans over $250 thousand are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, are classified as impaired, regardless of size, and are measured for impairment based upon the present value of estimated future cash flows using the loan’s effective rate at inception or, if considered collateral dependent, based upon the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
An allowance for loan losses for purchased credit impaired loans is recorded when projected future cash flows decrease. The measurement of impairment on these loans or pools of loans is based upon the excess of the loan or pool’s carrying value over the present value of the projected future cash flows, discounted at the last accounting yield applicable to the loan or pool of loans.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 36 months. The historical loss estimates for loans prior to 2017 were based primarily on the actual historical loss experienced by our peer banks combined with a small factor representing our own loss history. Starting in 2017, the Company modified its methodology on historical loss analysis to incorporate and fully rely on the Bank’s own historical loss data, which did not have a material impact. The historical loss estimates are established by loan type including commercial and industrial and commercial real estate. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: local and national economic conditions; trends in underwriting standards and lending policies; trends in portfolio volume, maturity and composition (impact of credit concentrations); experience, ability and depth of lending management and staff; trends in delinquencies and nonaccruals; results of independent loan review; change in value for collateral dependent loans; high loan growth; unseasoned bank portfolio; specialized financing; and other factors (legal, regulatory, competition). The following portfolio segments have been identified:
Commercial real estate loans are secured by a mortgage lien on the real estate property. Owner-occupied real estate loans generally are considered to carry less risk than non-owner occupied real estate (properties) because the Company considers them to be less sensitive to the condition of the commercial real estate market. Repayment is based on the operations of the business. Investment real estate loans rely on rental income for loan repayment, which involves risk such as rent rollover, tenants going out of business, and competitive properties in the area. Construction and land development loans generally are considered the riskiest class of commercial real estate, due to possible cost overruns, contractor/lien issues, loss of tenant, etc. Risk of loss is managed by adherence to standard loan policies that establish certain levels of performance prior to the extension of a loan to the borrower.
Commercial and Industrial loans have varying degrees of risk, but overall are considered to have less risk than commercial real estate. These loans are generally short-term in nature and are almost always backed by collateral. Unsecured commercial loans are supported by strong borrower(s)/guarantor(s) in terms of liquidity, net worth, cash flow, etc. Collateral security of these loans is relatively liquid (i.e., accounts receivable, inventory, equipment) and readily available to cover potential loan loss. Credit risk is managed through standardized loan policies, established and authorized credit limits, portfolio management and the diversification of industries.
Consumer and Residential Real Estate loan portfolios, unlike commercial, tend to be composed of many relatively homogeneous loans. Loan repayment is based on personal cash flow. To assess the risk of a consumer loan request, loan purpose, collateral, debt to income ratio, credit bureau report, and cash flow/employment verification are analyzed. A certain level of security is provided through liens on credits supported by collateral.
Economic conditions that affect consumers in the Bank’s market have a direct impact on the credit quality of these loans. Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.
The majority of residential real estate loans originated by the Bank conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties, including the future servicing rights to the loans. The credit underwriting standards for these loans require a certain level of documentation, verifications, valuations, and overall credit performance of the borrower.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the expected term of the lease.
We periodically review the carrying value of our long‑lived assets to determine if impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, we evaluate the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.
Other Real Estate Owned ("OREO") and Repossessed Assets
Other real estate owned and repossessed assets represent properties/assets acquired through acquisition, foreclosure, repossession process or other proceedings, and are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Fair value for OREO is based on an appraisal performed upon foreclosure. Property is evaluated regularly to ensure the recorded amount is supported by its fair value less estimated costs to dispose. After the initial foreclosure appraisal, fair value is generally determined by an annual appraisal unless known events warrant adjustments to the recorded value. Revenue from the operations of OREO is included in other income in the consolidated statements of income, and expense from the operations of OREO and decreases in valuations are included in other expense in the consolidated statements of income.
Goodwill and Other Intangible Assets
Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
Mortgage Servicing Rights
When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amounts. Impairment is determined by grouping assets based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of impairment no longer exists for a particular grouping, a reduction of the provision for loan losses may be recorded as an increase to income.
Servicing fee income, which is reported on the income statement as other charges and fees, is recorded for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Servicing fees totaled $117 thousand, $145 thousand and $175 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
Bank-owned Life Insurance
The Bank has purchased life insurance policies on certain key executives and senior managers. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Derivatives
All derivatives are recognized on the consolidated balance sheet as a component of other assets or other liabilities at their fair value.
Customer-initiated derivatives refer to the Company utilizing interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies. Therefore, these derivatives are not used to manage interest rate risk in the Company's assets or liabilities. The Company generally takes offsetting positions with dealer counterparties to mitigate the valuation risk of the customer-initiated derivatives. Income primarily results in the spread between the customer derivatives and offsetting dealer positions. The gains or losses derived from changes in fair value are recognized in current earnings during the period of change in other non-interest income on the consolidated statements of income.
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as freestanding derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in mortgage banking activities in the consolidated statements of income.

Secured borrowing
Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions.
Loan Commitments and Related Financial Instruments
Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any matters at this time that will have a material effect on the consolidated financial statements.
Stock-Based Compensation
Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Additionally, the Company accounts for forfeitures as they occur.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes and reclassifications.
Income Taxes
Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Dividend Restriction
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. The total amount of dividends which may be paid out at any date is also generally limited to retained earnings.
Operating Segments
While chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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
Employee Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," to simplify the accounting for several areas of share-based payment transactions. This includes the recognition of all excess tax benefits and tax deficiencies as income tax expense instead of surplus, the classification on the statement of cash flows of excess tax benefits and taxes paid when the employer withholds shares for tax-withholding purposes. Additionally, related to forfeitures, the ASU provides the option to estimate the number of awards that are expected to vest or account for forfeitures as they occur. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a modified retrospective and retrospective approach based upon the specific amendment of the ASU. The Company early adopted this new guidance during the fourth quarter 2017, which did not have a material impact on to the Company's consolidated financial statements.
Allowance for Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining credit loss estimates. This impacts the calculation of the allowance for credit losses for all financial assets measured under the amortized cost basis, including PCI loans at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. Based on the ASU No. 2018-09, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses," the guidance will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Company is planning to adopt this new guidance within the time frames stated above.
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

NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government sponsored entities & agencies	$2,404	$4	$(11)	$2,397
State and political subdivision	75,093	657	(604)	75,146
Mortgage-backed securities: residential	10,114	4	(379)	9,739
Mortgage-backed securities: commercial	12,594	17	(229)	12,382
Collateralized mortgage obligations: residential	18,916	51	(296)	18,671
Collateralized mortgage obligations: commercial	32,390	98	(500)	31,988
U.S. Treasury	21,232	—	(751)	20,481
SBA	15,856	—	(168)	15,688
Asset backed securities	3,872	—	(30)	3,842
Corporate bonds	14,006	18	(100)	13,924
Total available-for-sale	$206,477	$849	$(3,068)	$204,258
December 31, 2017
State and political subdivision	$52,951	$602	$(329)	$53,224
Mortgage-backed securities: residential	8,689	3	(261)	8,431
Mortgage-backed securities: commercial	9,879	12	(72)	9,819
Collateralized mortgage obligations: residential	19,304	125	(208)	19,221
Collateralized mortgage obligations: commercial	20,879	11	(333)	20,557
U.S. Treasury	24,283	—	(710)	23,573
SBA	12,644	10	(38)	12,616
Corporate bonds	3,545	—	(17)	3,528
Total available-for-sale	$152,174	$763	$(1,968)	$150,969
The proceeds from sales of securities and the associated gains and losses for the periods below were as follows:

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Proceeds	$3,625	$14,803	$93,427
Gross gains	2	217	1,048
Gross losses	(73)	(9)	(122)
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

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$1,682	$1,671
One to five years	53,670	52,708
Five to ten years	38,951	38,677
Beyond ten years	112,174	111,202
Total	$206,477	$204,258
Securities pledged at December 31, 2018 and December 31, 2017 had a carrying amount of $22.7 million and $36.5 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements and deposits.
As of December 31, 2018, the Bank held 51 tax-exempt state and local municipal securities totaling $37.2 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at December 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at December 31, 2018 and December 31, 2017 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2018
Available-for-sale
U.S. government sponsored entities & agencies	$978	$(11)	$—	$—	$978	$(11)
State and political subdivision	5,121	(25)	27,667	(579)	32,788	(604)
Mortgage-backed securities: residential	2,595	(4)	6,393	(375)	8,988	(379)
Mortgage-backed securities: commercial	1,967	(8)	8,944	(221)	10,911	(229)
Collateralized mortgage obligations: residential	3,814	(27)	8,958	(269)	12,772	(296)
Collateralized mortgage obligations: commercial	—	—	17,939	(500)	17,939	(500)
U.S. Treasury	—	—	20,481	(751)	20,481	(751)
SBA	12,420	(91)	3,268	(77)	15,688	(168)
Asset backed securities	3,842	(30)	—	—	3,842	(30)
Corporate bonds	7,526	(28)	2,950	(72)	10,476	(100)
Total available-for-sale	$38,263	$(224)	$96,600	$(2,844)	$134,863	$(3,068)
December 31, 2017
Available-for-sale
State and political subdivision	$17,285	$(127)	$6,002	$(202)	$23,287	$(329)
Mortgage-backed securities: residential	1,966	(33)	6,226	(228)	8,192	(261)
Mortgage-backed securities: commercial	5,874	(31)	1,867	(41)	7,741	(72)
Collateralized mortgage obligations: residential	4,609	(40)	7,828	(168)	12,437	(208)
Collateralized mortgage obligations: commercial	15,717	(294)	2,813	(39)	18,530	(333)
U.S. Treasury	3,937	(27)	19,637	(683)	23,574	(710)
SBA	8,516	(25)	367	(13)	8,883	(38)
Corporate bonds	3,528	(17)	—	—	3,528	(17)
Total available-for-sale	$61,432	$(594)	$44,740	$(1,374)	$106,172	$(1,968)
As of December 31, 2018, the Company's investment portfolio consisted of 266 securities, 167 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.
NOTE 3—LOANS
The following table presents the recorded investment in loans at December 31, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
December 31, 2018
Commercial real estate	$500,809	$61,284	$562,093
Commercial and industrial	375,130	8,325	383,455
Residential real estate	165,015	15,003	180,018
Consumer	944	55	999
Total	$1,041,898	$84,667	$1,126,565
December 31, 2017
Commercial real estate	$431,872	$79,890	$511,762
Commercial and industrial	365,679	12,007	377,686
Residential real estate	122,551	21,888	144,439
Consumer	793	243	1,036
Total	$920,895	$114,028	$1,034,923
At December 31, 2018 and 2017, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $5.6 million and $4.5 million, respectively. During the years ended December 31, 2018 and 2017, the Company sold residential real estate loans with proceeds totaling $91.1 million and $69.8 million, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Nonaccrual loans:
Commercial real estate	$5,927	$2,257
Commercial and industrial	9,605	9,024
Residential real estate	2,915	2,767
Total nonperforming loans	18,447	14,048
Other real estate owned	—	652
Total nonperforming assets	$18,447	$14,700
Loans 90 days or more past due and still accruing	$243	$440
At December 31, 2018 and 2017, all of the loans 90 days or more past due and still accruing were PCI loans.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
December 31, 2018
Commercial real estate	$559,523	$497	$—	$2,073	$562,093
Commercial and industrial	381,424	664	82	1,285	383,455
Residential real estate	174,831	2,499	1,314	1,374	180,018
Consumer	998	—	1	—	999
Total	$1,116,776	$3,660	$1,397	$4,732	$1,126,565
December 31, 2017
Commercial real estate	$507,250	$3,066	$1,412	$34	$511,762
Commercial and industrial	373,829	1,397	2,455	5	377,686
Residential real estate	138,613	3,808	1,258	760	144,439
Consumer	985	51	—	—	1,036
Total	$1,020,677	$8,322	$5,125	$799	$1,034,923
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, was as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Nonaccrual loans	$18,447	$14,048
Performing troubled debt restructurings:
Commercial and industrial	568	961
Residential real estate	363	261
Total performing troubled debt restructurings	931	1,222
Total impaired loans, excluding purchase credit impaired loans	$19,378	$15,270
Troubled Debt Restructurings:
The Company assesses loan modifications to determine whether a modification constitutes a troubled debt restructuring ("TDR"). This applies to all loan modifications except for modifications to loans accounted for in pools under ASC 310-30, which are not subject to TDR accounting/classification. For loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower. For loans accounted for individually under ASC 310-30, a modification is considered a TDR when a borrower is experiencing financial difficulties and the effective yield after the modification is less than the effective yield at the time the loan was acquired or less than the effective yield of any re-estimation of cash flows subsequent to acquisition in association with consideration of qualitative factors included within ASC 310-40. All TDRs are considered impaired loans. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, are considered in the determination of an appropriate level of allowance for loan losses.
As of December 31, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $5.9 million and $7.6 million, respectively. The Company has allocated a specific reserve of $258 thousand for those loans at December 31, 2018 and a specific reserve of $975 thousand for those loans at December 31, 2017. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of December 31, 2018, there were $5.0 million of nonperforming TDRs and $931 thousand of performing TDRs included in impaired loans. As of December 31, 2017, there were $6.4 million of nonperforming TDRs and $1.2 million of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified will return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

The following table presents the recorded investment of loans modified as TDRs during the years ended December 31, 2018, 2017 and 2016, by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
For the year ended December 31, 2018
Commercial real estate	$2,073	$—	$—	4	$2,073	$101	$—
Commercial and industrial	1,031	106	—	4	1,137	—	14
Residential real estate	113	—	—	2	113	—	5
Total	$3,217	$106	$—	10	$3,323	$101	$19
For the year ended December 31, 2017
Commercial real estate	$297	$—	$1,229	2	$1,526	$—	$—
Residential real estate	784	357	—	3	1,141	—	15
Total	$1,081	$357	$1,229	5	$2,667	$—	$15
For the year ended December 31, 2016
Commercial real estate	$289	$—	$—	2	$289	$—	$—
Commercial and industrial	—	—	5,268	3	5,268	—	852
Residential real estate	—	—	414	3	414	14	—
Total	$289	$—	$5,682	8	$5,971	$14	$852
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following tables present the number of loans modified in TDRs during the twelve months ending December 31, 2018, 2017 and 2016 for which there was a subsequent payment default, including the recorded investment as of each period end. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the year ended December 31, 2018
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	3	$2,073	$—
Commercial and industrial	1	904	—
Total	4	$2,977	$—

	For the year ended December 31, 2017
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	1	$1,229	$—
Commercial and industrial	5	—	497
Residential real estate	1	292	—
Total	7	$1,521	$497

	For the year ended December 31, 2016
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	2	$289	$—
Total	2	$289	$—
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes commercial and industrial and commercial real estate loans and is performed on an annual basis. The Company uses the following definitions for risk ratings:
Pass.    Loans classified as pass are higher quality loans that do not fit any of the other categories described below. This category includes loans risk rated with the following ratings: cash/stock secured, excellent credit risk, superior credit risk, good credit risk, satisfactory credit risk, and marginal credit risk.
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial real estate	$545,843	$10,240	$5,966	$44	$562,093
Commercial and industrial	368,189	2,841	12,425	—	383,455
Total	$914,032	$13,081	$18,391	$44	$945,548
December 31, 2017
Commercial real estate	$492,731	$10,664	$8,323	$44	$511,762
Commercial and industrial	361,740	5,945	9,963	38	377,686
Total	$854,471	$16,609	$18,286	$82	$889,448
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.

The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2018
Residential real estate	$177,103	$2,915	$180,018
Consumer	999	—	999
Total	$178,102	$2,915	$181,017
December 31, 2017
Residential real estate	$141,672	$2,767	$144,439
Consumer	1,036	—	1,036
Total	$142,708	$2,767	$145,475
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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
December 31, 2018
Commercial real estate	$7,406	$4,344
Commercial and industrial	177	122
Residential real estate	4,974	3,409
Total PCI loans	$12,557	$7,875
December 31, 2017
Commercial real estate	$10,084	$5,771
Commercial and industrial	808	417
Residential real estate	4,068	3,558
Total PCI loans	$14,960	$9,746
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of period	$14,452	$19,893	$27,852
Additions due to acquisitions	—	—	741
Accretion of income	(3,794)	(5,340)	(8,412)
Adjustments to accretable yield	304	121	250
Other activity, net	(15)	(222)	(538)
Balance at end of period	$10,947	$14,452	$19,893
"Accretion of income" represents the income earned on these loans for the year. "Adjustments to accretable yield" represents the net amount of accretable yield added or removed as a result of the semi-annual re-estimation of expected cash flows.
For the years ended December 31, 2018 and 2017, allowance for loans losses on PCI loans decreased by $161 thousand and increased by $234 thousand, respectively.

Related Party Loans:
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled approximately $4.0 million and $2.1 million, respectively. During 2018 and 2017, there were $2.6 million and $1.1 million, respectively, of new loans and other additions, while repayments and other reductions totaled $731 thousand and $269 thousand, respectively.
NOTE 4—ALLOWANCE
An allowance for loan losses is maintained to absorb probable incurred losses from the loan portfolio. The allowance for loan losses is based on management's continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans.
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of December 31, 2018, the Company had six PCI loan pools and 12 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan's remaining life.
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

Information as to loans individually evaluated for impairment, including impaired PCI loans, is as follows:

(Dollars in thousands)	Recorded with no related allowance	Recorded with related allowance	Total recorded investment	Contractual principal balance	Related allowance
December 31, 2018
Individually evaluated impaired loans:
Commercial real estate	$5,898	$3,991	$9,889	$13,076	$815
Commercial and industrial	5,892	4,059	9,951	10,411	526
Residential real estate	1,666	3,255	4,921	6,604	101
Total	$13,456	$11,305	$24,761	$30,091	$1,442
December 31, 2017
Individually evaluated impaired loans:
Commercial real estate	$2,222	$5,339	$7,561	$13,536	$876
Commercial and industrial	5,238	5,059	10,297	11,677	1,549
Residential real estate	1,696	3,132	4,828	6,502	154
Total	$9,156	$13,530	$22,686	$31,715	$2,579

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the year ended December 31, 2018
Individually evaluated impaired loans:
Commercial real estate	$9,471	$1,622	$142
Commercial and industrial	7,673	91	112
Residential real estate	5,182	369	—
Total	$22,326	$2,082	$254
For the year ended December 31, 2017
Individually evaluated impaired loans:
Commercial real estate	$8,145	$1,710	$—
Commercial and industrial	17,738	238	—
Residential real estate	5,361	303	—
Total	$31,244	$2,251	$—
For the year ended December 31, 2016
Individually evaluated impaired loans:
Commercial real estate	$689	$1,719	$1
Commercial and industrial	8,894	59	82
Residential real estate	5,379	526	11
Consumer	18	—	—
Total	$14,980	$2,304	$94

Activity in the allowance for loan losses and the allocation of the allowance for loans was as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the year ended December 31, 2018
Allowance for loan losses:
Beginning balance	$4,852	$5,903	$950	$8	$11,713
Provision (benefit) for loan losses	464	(269)	191	26	412
Gross chargeoffs	(112)	(1,283)	(47)	(35)	(1,477)
Recoveries	23	823	70	2	918
Net (chargeoffs) recoveries	(89)	(460)	23	(33)	(559)
Ending allowance for loan losses	$5,227	$5,174	$1,164	$1	$11,566
For the year ended December 31, 2017
Allowance for loan losses:
Beginning balance	$4,124	$5,932	$1,030	$3	$11,089
Provision (benefit) for loan losses	1,071	478	(136)	3	1,416
Gross chargeoffs	(360)	(697)	(85)	—	(1,142)
Recoveries	17	190	141	2	350
Net (chargeoffs) recoveries	(343)	(507)	56	2	(792)
Ending allowance for loan losses	$4,852	$5,903	$950	$8	$11,713
For the year ended December 31, 2016
Allowance for loan losses:
Beginning balance	$3,299	$3,256	$1,307	$28	$7,890
Provision (benefit) for loan losses	772	3,447	(267)	(27)	3,925
Gross chargeoffs	—	(943)	(211)	—	(1,154)
Recoveries	53	172	201	2	428
Net (chargeoffs) recoveries	53	(771)	(10)	2	(726)
Ending allowance for loan losses	$4,124	$5,932	$1,030	$3	$11,089

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$—	$504	$18	$—	$522
Collectively evaluated for impairment	4,412	4,648	1,063	1	10,124
Acquired with deteriorated credit quality	815	22	83	—	920
Ending Allowance for loan losses	$5,227	$5,174	$1,164	$1	$11,566
Balance of loans:
Individually evaluated for impairment	$5,898	$9,829	$1,854	$—	$17,581
Collectively evaluated for impairment	551,851	373,504	174,755	999	1,101,109
Acquired with deteriorated credit quality	4,344	122	3,409	—	7,875
Total loans	$562,093	$383,455	$180,018	$999	$1,126,565
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,480	$18	$—	$1,498
Collectively evaluated for impairment	3,976	4,354	796	8	9,134
Acquired with deteriorated credit quality	876	69	136	—	1,081
Ending Allowance for loan losses	$4,852	$5,903	$950	$8	$11,713
Balance of loans:
Individually evaluated for impairment	$2,222	$9,976	$1,778	$—	$13,976
Collectively evaluated for impairment	503,769	367,293	139,103	1,036	1,011,201
Acquired with deteriorated credit quality	5,771	417	3,558	—	9,746
Total loans	$511,762	$377,686	$144,439	$1,036	$1,034,923

NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at December 31, 2018 and December 31, 2017:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Land	$2,197	$2,197
Building	9,746	9,132
Leasehold improvements	1,708	1,655
Furniture, fixtures and equipment	6,024	5,614
Total premises and equipment	$19,675	$18,598
Less: Accumulated depreciation	6,433	5,163
Net premises and equipment	$13,242	$13,435
Depreciation expense was $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $1.1 million, $909 thousand and $604 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Rent commitments under non-cancelable operating leases (including renewal options that the Company will likely exercise) were as follows:

(Dollars in thousands)	As of December 31, 2018
2019	$1,160
2020	1,013
2021	835
2022	842
2023	787
Thereafter	3,235
Total lease commitments	$7,872
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company acquired two banks, Lotus Bank in March 2015 and Bank of Michigan in March 2016, which resulted in the recognition of $4.6 million and $4.8 million of goodwill, respectively. Goodwill was $9.4 million at both December 31, 2018 and December 31, 2017.
Goodwill is not amortized but is evaluated at least annually for impairment. The Company's most recent annual goodwill impairment review performed as of September 30, 2018 did not indicate that an impairment of goodwill existed. The Company also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through December 31, 2018 and that the Company's goodwill was not impaired at December 31, 2018.
There was no change in goodwill for the years ended December 31, 2018 and December 31, 2017.
Acquired Intangible Assets:    The Company has recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Gross carrying amount	$2,045	$2,045
Accumulated amortization	(1,598)	(1,378)
Net Intangible	$447	$667
Aggregate amortization expense was $220 thousand, $234 thousand and $233 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
Estimated amortization expense for each of the next five years:

(Dollars in thousands)
2019	$116
2020	102
2021	68
2022	53
2023	39

NOTE 7 - DEPOSITS
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $211.7 million and $187.5 million at December 31, 2018 and 2017, respectively. At December 31, 2018, brokered deposits totaled $110.3 million, compared to $87.8 million at December 31, 2017.
As of December 31, 2018, the scheduled maturities of total time deposits were as follows:

(Dollars in thousands)	December 31, 2018
Due in 2019	$408,408
Due in 2020	66,609
Due in 2021	7,446
Due in 2022	2,063
Due in 2023	346
Thereafter	—
Total	$484,872
Related party deposits totaled $38.9 million and $81.2 million at December 31, 2018 and 2017, respectively.
NOTE 8 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase	$609	0.30%	$1,319	0.30%
FHLB line of credit	2,520	2.87	—	—
Federal funds purchased	5,000	2.50	—	—
FHLB Advances	90,000	2.54	35,000	1.25
Total short-term borrowings	98,129	2.53	36,319	1.22
Long-term debt:
Secured borrowing due in 2022	1,445	1.00	1,514	1.00
FHLB advances due in 2022	—	—	10,000	1.75
Subordinated notes due in 2025(2)	14,891	6.38	14,844	6.38
Total long-term debt	16,336	5.90	26,358	4.31
Total short-term and long-term borrowings	$114,465	3.01%	$62,677	2.52%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) The December 31, 2018 balance includes subordinated notes of $15.0 million and debt issuance costs of $109 thousand. The December 31, 2017 balance includes subordinated notes of $15.0 million and debt issuance costs of $156 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The advances were secured by a blanket lien on $372.5 million of real estate-related loans as of December 31, 2018. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $131.6 million from the FHLB at December 31, 2018. In addition, the Bank can borrow up to $125.0 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.0 million through a secured line with the Federal Reserve Bank. The Bank had $5.0 million outstanding of federal funds purchased as of the year ended December 31, 2018 and no amounts outstanding during the same period in 2017.

At December 31, 2018, the Company had $609 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $1.0 million at December 31, 2018.
The Company had a secured borrowing of $1.4 million as of December 31, 2018 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
As of December 31, 2018, the Company had outstanding $15.0 million of subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature no later than December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event. The notes are subordinated to all other borrowings. At December 31, 2018, there was $109 thousand of debt issuance costs remaining, which are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
NOTE 9—INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by the Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2015 tax return year and forward.
The current and deferred components of the provision for income taxes were as follows:

	For the years ended December 31,
(Dollars in thousands)	2018	2017	2016
Current expense	$2,974	$5,721	$6,163
Remeasurement due to tax reform	—	1,293	—
Deferred expense (benefit)	29	(291)	(63)
Total	$3,003	$6,723	$6,100
A reconciliation of expected income tax expense using the federal corporate tax rate of 21%, 35%, and 35% as of December 31, 2018, 2017 and 2016, respectively, and actual income tax expense is as follows:

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Income tax expense based on federal corporate tax rate	$3,651	$5,797	$6,001
Changes resulting from:
Tax-exempt income	(406)	(446)	(211)
Remeasurement due to tax reform	—	1,293	—
Captive Insurance Benefit	(198)	(143)	—
Other, net	(44)	222	310
Income tax expense	$3,003	$6,723	$6,100
Upon exercise or vesting of the share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. A tax benefit of $108 thousand and $27 thousand was recorded during the years ended December 31, 2018 and 2017, respectively, as a result of share awards vesting/exercised during the year.

The tax effects of temporary differences that resulted in the significant components of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	For the years ended December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,429	$2,460
Start-up/pre-opening expenses	76	100
Stock options	108	100
Deferred loan fees	213	195
Unrealized loss—available for sale securities	466	253
Nonaccrued Interest	156	177
Accrued expenses	91	95
Other	232	90
Total gross deferred tax assets	3,771	3,470
Deferred tax liabilities:
Depreciation	(559)	(554)
Prepaid expenses	(304)	(199)
Business combination adjustments	(521)	(532)
Partnership Investments	(306)	(288)
Other	(12)	(12)
Total gross deferred tax liabilities	(1,702)	(1,585)
Net deferred tax assets	$2,069	$1,885
Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2018 because it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company's historical earnings, current level of earnings and prospects for continued growth and profitability.
There were no unrecognized tax benefits at December 31, 2018, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable. The Company did not record any interest and penalties for 2018, 2017 or 2016.
On December 22, 2017, the U.S government enacted the TCJA, a comprehensive tax legislation, which reduced the federal income tax rate for C corporations from 35% to 21%, effective January 1, 2018. As a result of the reduction in the federal corporate income tax rate from 35% to 21%, the Company recognized a $1.3 million tax expense in the consolidated statements of income for the year ended December 31, 2017 as a result of the TCJA, of which the expense recorded is primarily attributable to the remeasurement of net deferred tax assets.
The SEC issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA, thereby allowing a one-year measurement period to reflect provisional adjustments as information becomes available. The Company had adjustments in 2018 reflecting the impact of the rate reduction on various deferred items that the Company reasonably estimated at December 31, 2017, such as on partnership investments and accrued expenses, and trued up these adjustments with the filing of the 2017 tax return.

NOTE 10—STOCK BASED COMPENSATION
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
The term of the options is ten years, and options vest over three years, one-third each year. The Company will use authorized but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
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

	December 31, 2018	December 31, 2017	December 31, 2016
Risk Free Interest Rate	2.83%	N/A	1.51%
Expected Term (years)	7.0	N/A	7.0
Expected Volatility	0.04	N/A	0.04
Weighted average fair value of options granted	$4.46	N/A	$3.05
The summary of our stock option activity for the years ended December 31, 2018 and 2017 is as follows:

	2018			2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of year	484,147	$13.96	4.7	555,153	$13.52	5.4
Granted	30,000	24.80		—	—
Exercised	(127,494)	10.04		(57,506)	10.53
Forfeited	(9,885)	10.00		(13,500)	10.22
Options outstanding, end of year	376,768	16.26	5.8	484,147	13.96	4.7
Options exercisable	317,263	15.03	5.4	392,134	12.62	3.9
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2018 was $2.4 million and $2.3 million, respectively. As of December 31, 2018, there was $104 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.
The total intrinsic value and cash received from options exercised, including tax benefit, was $1.8 million and $1.4 million, for the year ended December 31, 2018, $755 thousand and $605 thousand, respectively, for the year ended December 31, 2017, and $294 thousand and $300 thousand, respectively, for the year ended December 31, 2016.
Share-based compensation expense charged against income was $155 thousand, $165 thousand and $169 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

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
The Company had reserved 150,000 shares of common stock for issuance under the 2014 Plan. During the years ended December 31, 2018 and 2017, the Company granted 30,271 and 32,977 restricted stock awards under the 2014 Plan, respectively.
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
The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the year ended December 31, 2018, the Company granted 6,750 restricted stock awards under the 2018 Plan, resulting in 243,250 shares available to be granted as of December 31, 2018.
A summary of changes in the Company's nonvested shares for the year ended December 31, 2018 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2018	30,150	$22.03
Granted	37,021	25.53
Vested	(13,401)	23.20
Nonvested at 12/31/2018	53,770	$24.14
As of December 31, 2018, there was $684 thousand of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the year ended December 31, 2018 was $311 thousand, compared to a fair value of $309 thousand for the year ended December 31, 2017.
Total expense for restricted stock awards totaled $660 thousand, $448 thousand and $195 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
NOTE 11 - OTHER BENEFIT PLANS
401(k) Plan: The Company sponsors a 401(k) plan for substantially all employees. The plan is a "Safe Harbor" plan by statute and requires the Company to make a 3% non-elective contribution for each eligible employee. Contributions to the plan were approximately $537 thousand, $460 thousand and $405 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
Deferred Compensation Plan: The Company's deferred compensation plan that was established in 2015 covers all executive officers. Under the plan, the Company pays each participant, or their beneficiary, the amount of contributions deferred plus adjustments for deemed investment experience. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation was $148 thousand, $149 thousand and $81 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, which resulted in a deferred compensation liability of $415 thousand, $267 thousand and $117 thousand as of December 31, 2018, 2017 and 2016, respectively.

NOTE 12—OFF-BALANCE SHEET ACTIVITIES
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
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$8,608	$10,900	$5,041	$8,837
Unused lines of credit	18,672	229,490	12,407	189,787
Unused standby letters of credit	3,861	232	3,584	1,411
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $8.6 million as of December 31, 2018, have interest rates ranging from 4.88% to 5.75% and maturities ranging from 5 to 30 years.
NOTE 13—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of December 31, 2018, the Company and Bank met all capital adequacy requirements to which they were subject.
During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective, certain provisions of which are subject to a multi-year phase-in period. As of January 1, 2019, the rules require the Company to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.5% the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer was 1.875% at December 31, 2018 and was 1.25% at December 31, 2017.
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
At December 31, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,008	11.82%	$54,803	4.50%	$77,699	6.38%
Bank	147,495	12.12%	54,780	4.50%	77,666	6.38%	$79,126	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$144,008	11.82%	$73,071	6.00%	$95,967	7.88%
Bank	147,495	12.12%	73,040	6.00%	95,926	7.88%	$97,386	8.00%
Total capital to risk-weighted assets:
Consolidated	$170,503	14.00%	$97,428	8.00%	$120,324	9.88%
Bank	159,100	13.07%	97,386	8.00%	120,272	9.88%	$121,733	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$144,008	10.21%	$56,411	4.00%	$56,411	4.00%
Bank	147,495	10.48%	56,309	4.00%	56,309	4.00%	$70,386	5.00%
December 31, 2017
Common equity tier 1 to risk-weighted assets:
Consolidated	$98,912	9.10%	$48,904	4.50%	$62,488	5.75%
Bank	111,781	10.29%	48,891	4.50%	62,472	5.75%	$70,620	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$98,912	9.10%	$65,205	6.00%	$78,790	7.25%
Bank	111,781	10.29%	65,188	6.00%	78,768	7.25%	$86,917	8.00%
Total capital to risk-weighted assets:
Consolidated	$125,472	11.55%	$86,940	8.00%	$100,525	9.25%
Bank	123,496	11.37%	86,917	8.00%	100,498	9.25%	$108,646	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$98,912	7.92%	$49,978	4.00%	$49,978	4.00%
Bank	111,781	8.96%	49,893	4.00%	49,893	4.00%	$62,366	5.00%
_______________________________________________________________________________
(1)Reflects the capital conservation buffer of 1.875% and 1.25% applicable during 2018 and 2017, respectively.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2018, the Bank had the capacity to pay the Company a dividend of up to $31.3 million without the need to obtain prior regulatory approval.

NOTE 14—FAIR VALUE
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
Impaired Loans:   Impaired loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and trouble debt restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. The fair value of impaired loans is estimated using one of several methods, including the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business. Such adjustments are considered unobservable and the fair value measurement is categorized as a Level 3 measurement.
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
Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by either the Company or the Company's appraisal services vendor. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Management monitors the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

Derivatives: Customer-initiated derivatives are traded in over-the counter markets where quoted market prices are not readily available. Fair value of customer-initiated derivatives is measured on a recurring basis using valuation models that use market observable inputs (Level 2).
Mortgage banking related derivatives including commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are recorded at fair value on a recurring basis. The fair value of these commitments is based on the fair value of related mortgage loans determined using observable market data (Level 2). Interest rate lock commitments are adjusted for expectations of exercise and funding. This adjustment is not considered to be material input.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Securities available for sale:
U.S. government sponsored entities and agencies	$2,397	$—	$2,397	$—
State and political subdivision	75,146	—	75,146	—
Mortgage-backed securities: residential	9,739	—	9,739	—
Mortgage-backed securities: commercial	12,382	—	12,382	—
Collateralized mortgage obligations: residential	18,671	—	18,671	—
Collateralized mortgage obligations: commercial	31,988	—	31,988	—
U.S. Treasury	20,481	—	20,481	—
SBA	15,688	—	15,688	—
Asset backed securities	3,842	—	3,842	—
Corporate bonds	13,924	—	13,924	—
Total securities available for sale	204,258	—	204,258	—
Loans held for sale	5,595	—	5,595	—
Loans measured at fair value:
Residential real estate	4,571	—	—	4,571
Derivative assets:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	22	—	22	—
Interest rate lock commitments	198	—	198	—
Total assets at fair value	$215,770	$—	$211,199	$4,571
Derivative liabilities:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	43	—	43	—
Total liabilities at fair value	$1,169	$—	$1,169	$—
December 31, 2017
Securities available for sale:
State and political subdivision	$53,224	$—	$53,224	$—
Mortgage-backed securities: residential	8,431	—	8,431	—
Mortgage-backed securities: commercial	9,819	—	9,819	—
Collateralized mortgage obligations: residential	19,221	—	19,221	—
Collateralized mortgage obligations: commercial	20,557	—	20,557	—
U.S. Treasury	23,573	—	23,573	—
SBA	12,616	—	12,616	—
Corporate bonds	3,528	—	3,528	—
Total securities available for sale	$150,969	$—	$150,969	$—
Loans held for sale	4,548	—	4,548	—
Loans measured at fair value:
Residential real estate	4,291	—	—	4,291
Total assets at fair value	$159,808	$—	$155,517	$4,291

There were no transfers between levels within the fair value hierarchy, within a specific category, during the year ended December 31, 2018 or 2017.
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Loans held for investment
For the year ended December 31, 2018
Beginning balance	$4,291
Transfers from loans held for sale	544
Gains (losses):
Recorded in "Mortgage banking activities"	(108)
Repayments	(156)
Ending balance	$4,571
For the year ended December 31, 2017
Beginning balance	$3,287
Transfers from loans held for sale	1,587
Gains (losses):
Recorded in "Mortgage banking activities"	77
Repayments	(660)
Ending balance	$4,291
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of December 31, 2018 or December 31, 2017.
As of December 31, 2018 and December 31, 2017, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Aggregate fair value	$5,595	$4,548
Contractual balance	5,512	4,466
Unrealized gain	83	82
The total amount of gains (losses) from changes in fair value of loans held for sale included in "Mortgage banking activities" for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Change in fair value	$1	$(172)	$167

Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Impaired loans:
Commercial and industrial	$3,337	$—	$—	$3,337
Total	$3,337	$—	$—	$3,337
December 31, 2017
Other real estate owned	$652	$—	$—	$652
Other assets (1)	1,654	—	—	1,654
Total	$2,306	$—	$—	$2,306
(1) Impaired other assets represent building and furniture held-for-sale, which had a writedown of $140 thousand during the year ended December 31, 2017 and a writedown of $10 thousand during the year ended December 31, 2018. The building held for sale was sold prior to December 31, 2018.
The Company recorded $278 thousand of specific allowance allocations and no chargeoffs related to impaired loans at fair value in the year ended December 31, 2018. There were no impaired loans at fair value at December 31, 2017.
Other real estate owned measured at fair value had a net carrying amount of $652 thousand at December 31, 2017. There were no write downs in other real estate owned during the year ended December 31, 2017. There were no other real estate owned assets at fair value at December 31, 2018.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at December 31, 2018 and December 31, 2017:

(Dollars in thousands)	Fair value at December 31, 2018	Valuation Technique(s)	Significant Unobservable Input(s)	Discount %
Impaired loans	$3,337	Discounted appraisals	Collateral discounts	17-50%

(Dollars in thousands)	Fair value at December 31, 2017	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Other real estate owned	$652	Sales comparison approach per appraisal	Discount for type of collateral and age of appraisal	0-5%
Other assets (building held for sale)	1,654	Sales comparison approach per appraisal	Discount for type of collateral and age of appraisal	0-10%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at December 31, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial assets:
Cash and cash equivalents	$33,296	$27,072	$6,224	$—
Federal Home Loan Bank stock	8,325	NA	NA	NA
Net loans	1,114,999	—	—	1,113,648
Accrued interest receivable	4,207	—	1,210	2,997
Financial liabilities:
Deposits	1,134,635	—	1,137,575	—
Borrowings	99,574	—	100,602	—
Subordinated notes	14,891	—	15,450	—
Accrued interest payable	1,674	—	1,674	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$63,661	$17,712	$45,949	$—
Federal Home Loan Bank stock	8,303	NA	NA	NA
Net loans	1,023,210	—	—	1,025,319
Accrued interest receivable	3,730	—	807	2,923
Financial liabilities:
Deposits	1,120,382	—	1,122,473	—
Borrowings	47,833	—	47,473	—
Subordinated notes	14,844	—	14,993	—
Accrued interest payable	908	—	908	—
The methods and assumptions, not previously presented, used to estimate fair value are described as follows:
(a)Cash and Cash Equivalents
The carrying amounts of cash on hand and non-interest due from bank accounts approximate fair values and are classified as Level 1. The carrying amounts of fed funds sold and interest bearing due from bank accounts approximate fair values and are classified as Level 2.
(b)FHLB Stock
It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.
(c)Loans
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
(d)Deposits
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

(e)Borrowings
The fair values of the Company's short-term and long-term borrowings are estimated using present value of future estimated cash flows using current interest rates offered to the Company for similar types of borrowing arrangements, resulting in a Level 2 classification.
(f)Subordinated notes
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
NOTE 15—DERIVATIVES
The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered standalone derivatives, and changes in the fair value of derivatives are reporting in earnings as non-interest income.
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
Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in mortgage banking activities.
The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value
Included in other assets
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	5,241	22
Interest rate lock commitments	18,375	198
Total derivatives included in other assets	$59,349	$1,346
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	11,195	43
Total derivatives included in other liabilities	$46,928	$1,169

The following table presents the gains (losses) related to derivative instruments reflecting the changes in fair value:

		For the year ended December 31,
(Dollars in thousands)	Location of Gain (Loss)	2018	2017	2016
Forward contracts related to mortgage loans to be delivered for sale	Mortgage Banking Activities	$(69)	$(106)	$99
Interest rate lock commitments	Mortgage Banking Activities	142	(28)	(23)
Total gain (loss) recognized in income		$73	$(134)	$76
Balance Sheet Offsetting:
Certain financial instruments, including customer-initiated derivatives and interest rate swaps, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes based on an accounting policy election. The table below presents information about the Company's financial instruments that are eligible for offset.

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
December 31, 2018
Offsetting derivative assets:
Customer initiated derivatives	$1,126	—	$1,126	—	—	$1,126
Offsetting derivative liabilities:
Customer initiated derivatives	$1,126	—	$1,126	—	$1,020	$106

NOTE 16—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$9,690	$1,158
Investment in banking subsidiary	155,248	120,829
Investment in captive insurance subsidiary	1,622	663
Income tax benefit	393	339
Other assets	21	30
Total assets	$166,974	$123,019
Liabilities
Subordinated notes	$14,891	$14,844
Accrued expenses and other liabilities	323	215
Total liabilities	15,214	15,059
Shareholders' equity	151,760	107,960
Total liabilities and shareholders' equity	$166,974	$123,019
Statements of Income and Comprehensive Income—Parent Company

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Income
Dividend income from banking subsidiary	$—	$—	$14,000
Total income	—	—	14,000
Expenses
Interest on subordinated notes	$1,015	$1,015	$1,015
Other expenses	715	1,222	352
Total expenses	1,730	2,237	1,367
(Loss) income before income taxes and equity in undistributed net earnings of subsidiaries	(1,730)	(2,237)	12,633
Income tax benefit	425	686	478
Equity in undistributed earnings of subsidiaries	15,691	11,392	(2,065)
Net income	$14,386	$9,841	$11,046
Other comprehensive income (loss)	(801)	343	(775)
Total comprehensive income, net of tax	$13,585	$10,184	$10,271

Statements of Cash Flows—Parent Company

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$14,386	$9,841	$11,046
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(15,691)	(11,392)	2,065
Stock based compensation expense	314	329	139
(Increase) decrease in other assets, net	(45)	1,271	(480)
Increase (decrease) in other liabilities, net	(79)	215	(5)
Net cash provided by (used in) operating activities	(1,115)	264	12,765
Cash flows from investing activities
Cash used in acquisitions	—	—	(16,518)
Capital contributions to captive subsidiary	—	(250)	—
Capital infusion to subsidiaries	(20,000)	—	—
Net cash used in investing activities	(20,000)	(250)	(16,518)
Cash flows from financing activities
Net proceeds from issuance of common stock related to initial public offering	29,030	—	—
Common stock dividend paid	(662)	—	—
Proceeds from exercised stock options	1,279	605	300
Net cash provided by financing activities	29,647	605	300
Net increase (decrease) in cash and cash equivalents	8,532	619	(3,453)
Beginning cash and cash equivalents	1,158	539	3,992
Ending cash and cash equivalents	$9,690	$1,158	$539

NOTE 17—EARNINGS PER SHARE
The calculation of basic and diluted earnings per share for each period noted below was as follows:

	For the year ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
Basic:
Net Income attributable to common shareholders	$14,386	$9,841	$11,046
Weighted average common shares outstanding	7,376,507	6,388,328	6,340,814
Basic earnings per share	$1.95	$1.54	$1.74
Diluted:
Net Income attributable to common shareholders	$14,386	$9,841	$11,046
Weighted average common shares outstanding	7,376,507	6,388,328	6,340,814
Add: Dilutive effects of assumed exercises of stock options	147,411	221,668	208,608
Weighted average common and dilutive potential common shares outstanding	7,523,918	6,609,996	6,549,422
Diluted earnings per common share	$1.91	$1.49	$1.69
Stock options for 26,301 shares and 64,230 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2018 and 2016 because they were antidilutive. There were no antidilutive stock options for the year ended December 31, 2017.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present the unaudited quarterly financial data for the years ended December 31, 2018 and 2017:

	For the year ended December 31, 2018
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$14,774	$15,380	$16,629	$17,041
Interest expense	2,647	2,965	3,560	4,228
Net interest income	12,127	12,415	13,069	12,813
Provision (benefit) for loan losses	554	(710)	619	(51)
Net interest income after provision (benefit) for loan losses	11,573	13,125	12,450	12,864
Noninterest income	1,372	1,452	1,924	2,307
Noninterest expense	9,135	9,705	10,454	10,384
Income before income taxes	3,810	4,872	3,920	4,787
Income tax provision	642	860	665	836
Net income	$3,168	$4,012	$3,255	$3,951
Earnings per common share:
Basic	$0.48	$0.54	$0.42	$0.51
Diluted	0.47	0.53	0.41	0.50
Cash dividends declared per common share	0.03	0.03	0.03	0.03

	For the year ended December 31, 2017
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$13,447	$14,034	$13,752	$14,374
Interest expense	1,703	1,928	2,074	2,373
Net interest income	11,744	12,106	11,678	12,001
Provision for loan losses	198	68	194	956
Net interest income after provision for loan losses	11,546	12,038	11,484	11,045
Noninterest income	1,380	1,784	1,941	1,397
Noninterest expense	8,677	8,851	9,331	9,192
Income before income taxes	4,249	4,971	4,094	3,250
Income tax provision	1,497	1,650	1,259	2,317
Net income	$2,752	$3,321	$2,835	$933
Earnings per common share:
Basic	$0.43	$0.52	$0.44	$0.15
Diluted	0.42	0.50	0.43	0.14

NOTE 19—SUBSEQUENT EVENTS
On January 23, 2019, the Company announced the approval by its Board of Directors of a repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an aggregate of shares of the Company’s common stock with an aggregate purchase price of up to $5 million. The repurchase program began on January 23, 2019 and expires on December 31, 2020. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time.
As of March 15, 2019, the Company had repurchased a total of 46,626 shares at an average price of $23.67 per share. The shares repurchased in the amount of $1.1 million are held as treasury stock.
On March 21, 2019, the Company declared a first quarter 2019 cash dividend of $0.04 per share, payable on April 15, 2019. The first quarter cash dividend of $0.04 per share represents an increase of $0.01 per share, compared to $0.03 per share declared in prior quarter.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A – Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B – Other Information
None.
PART III

Item 10 - Directors, Executive Officers and Corporate Governance.
Information required by this item is set forth under the headings “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.
Item 11 - Executive Compensation
Information required by this item is set forth under the headings "Executive Compensation," "Corporate Governance and the Board of Directors - Director Compensation," and "Corporate Governance and the Board of Directors - Compensation Committee Interlocks and Insider Participation" appearing in the Company's Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2018. Additional information regarding stock incentive plans is presented in Note 10 to the Consolidated Financial Statements included pursuant to Item 8 to this Form 10-K.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and right	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	376,768	$16.26	208,417
Equity compensation plans not approved by shareholders (2)	—	$—	—
Total	376,768	$16.26	208,417

(1) Column (a) includes outstanding stock options granted from the Level One Bancorp, Inc. 2007 Stock Option Plan. Column (c) reflects the remaining share reserve under the Level One Bancorp, Inc. 2018 Equity Incentive Compensation Plan attributable to the initial 250,000 shares reserved for issuance.
(2) Reflects the Level One Bancorp, Inc. 2014 Equity Incentive Plan. As of December 31, 2018, there were no outstanding options, warrants or rights under the plan, and no additional awards may be granted under the plan.
Other information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.
Item 14 - Principal Accountant Fees and Services.
Information required by this item is set forth under the heading "Proposal 2 - Ratification of the Appointment of Plante & Moran PLLC as our Independent Registered Public Accounting Firm" appearing in the Company's Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after December 31, 2018, which is incorporated herein by reference.

PART IV
Item 15 - Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Income – Years Ended December 31, 2018 , 2017, 2016
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2018, 2017, 2016
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2018, 2017, 2016
Consolidated Statements of Cash Flows – Years Ended December 31, 2018, 2017, 2016
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:
All schedules are omitted as such information is inapplicable or is included in the financial statements.
(3) Exhibits:
The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Level One Bancorp, Inc., LBI Acquisition, Inc. and Lotus Bancorp, Inc., dated as of November 20, 2014 (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).†

2.2
Agreement and Plan of Merger between Level One Bancorp, Inc. and Bank of Michigan, dated as of October 21, 2015 (incorporated by reference to Exhibit 2.2 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).†

3.1	Articles of Incorporation of Level One Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

3.2	Amended and Restated Bylaws of Level One Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

4.1	Form of common stock certificate of Level One Bancorp, Inc. (incorporated by reference to Exhibit 4.1 the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.1*
Employment Agreement, dated September 12, 2017, among Level One Bancorp, Inc., Level One Bank and Patrick Fehring (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.2*
Employment Agreement, dated July 8, 2015, among Level One Bancorp, Inc., Level One Bank and Gregory Wernette (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.3*
Employment Agreement, dated July 16, 2015, among Level One Bancorp, Inc., Level One Bank and David Walker (incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.4*
Form of Level One Bank Supplemental Executive Retirement Plan, dated June 18, 2015 (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.5*
Level One Bancorp, Inc. 2007 Stock Option Plan as amended and restated April 15, 2015 (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.6*
Amendment to the Level One Bancorp, Inc. 2007 Stock Option Plan, dated August 29, 2017. (incorporated by reference to Exhibit 10.6 to the Company's registration on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.7*
Form of Non-Qualified Stock Option Agreement under the Level One Bancorp, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.8*	Level One Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.9*
Form of Restricted Stock Award Agreement under the Level One Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.10*	Form of Level One Executive Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.11*	Level One Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.12*
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-8 (File no. 333-224500) filed April 27, 2018).

10.13*
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form S-8 (File no. 333-224500) filed April 27, 2018).

10.14*
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.9 to the Company’s registration statement on Form S-8 (File no. 333-224500) filed April 27, 2018).

10.15*
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.10 to the Company’s registration statement on Form S-8 (File no. 333-224500) filed April 27, 2018).

10.16*
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.11 to the Company’s registration statement on Form S-8 (File no. 333-224500) filed April 27, 2018).

21.1	Subsidiaries of Level One Bancorp, Inc. (incorporated by reference to Exhibit 21.1 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

23.1	Consent of Crowe LLP - filed herewith.

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101
Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

----------------------------------------------
† Schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.
* Indicates management contract or compensatory plan or arrangement.

Item 16 - Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Level One Bancorp, Inc.

Date: March 22, 2019	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. FEHRING	Director, President and Chief	March 22, 2019
Patrick J. Fehring	Executive Officer
(principal executive officer)

/s/ DAVID C. WALKER	Executive Vice President and	March 22, 2019
David C. Walker	Chief Financial Officer
(principal financial officer)

/s/ BARBARA A. FELTS	Controller	March 22, 2019
Barbara A. Felts	(principal accounting officer)

/s/ BARBARA E. ALLUSHUSKI	Director	March 22, 2019
Barbara E. Allushuski

/s/ VICTOR L. ANSARA	Director	March 22, 2019
Victor L. Ansara

/s/ JAMES L. BELLINSON	Director	March 22, 2019
James L. Bellinson

/s/ MICHAEL A. BRILLATI	Director	March 22, 2019
Michael A. Brillati

/s/ SHUKRI W. DAVID	Director	March 22, 2019
Shukri W. David

/s/ THOMAS A. FABBRI	Director	March 22, 2019
Thomas A. Fabbri

/s/ MARK J. HERMAN	Director	March 22, 2019
Mark J. Herman

/s/ STEVEN H. RIVERA	Director	March 22, 2019
Steven H. Rivera

/s/ STEFAN WANCZYK	Director	March 22, 2019
Stefan Wanczyk