Form 10-Q
period 2019-03-31
Level One Bancorp Inc
filed 2019-05-10
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ____________

Commission File Number: 001-38458
LEVEL ONE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	71-1015624 (I.R.S. Employer Identification No.)

32991 Hamilton Court Farmington Hills, MI (Address of principal executive offices)	48334 (Zip code)
(248) 737-0300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, no par value	Trading symbol(s) LEVL	Name of each exchange on which registered Nasdaq Global Select Market
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

As of May 3, 2019, the number of shares outstanding of the registrant’s Common Stock, no par value, was 7,751,231 shares.

Level One Bancorp, Inc.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$35,982	$33,296
Securities available-for-sale	226,874	204,258
Federal Home Loan Bank stock	8,325	8,325
Mortgage loans held for sale, at fair value	14,043	5,595
Loans:
Originated loans	1,051,169	1,041,898
Acquired loans	79,928	84,667
Total loans	1,131,097	1,126,565
Less: Allowance for loan losses	(11,960)	(11,566)
Net loans	1,119,137	1,114,999
Premises and equipment	13,172	13,242
Goodwill	9,387	9,387
Other intangible assets, net	395	447
Bank-owned life insurance	11,945	11,866
Income tax benefit	1,589	2,467
Other assets	15,703	12,333
Total assets	$1,456,552	$1,416,215
Liabilities
Deposits:
Noninterest-bearing demand deposits	$293,217	$309,384
Interest-bearing demand deposits	53,538	52,804
Money market and savings deposits	319,028	287,575
Time deposits	485,680	484,872
Total deposits	1,151,463	1,134,635
Borrowings	117,907	99,574
Subordinated notes	14,905	14,891
Other liabilities	16,158	15,355
Total liabilities	1,300,433	1,264,455
Shareholders' equity
Common stock, no par value per share:
Authorized—20,000,000 shares
Issued and outstanding—7,749,331 shares at March 31, 2019 and 7,750,216 shares at December 31, 2018	89,753	90,621
Retained earnings	66,049	62,891
Accumulated other comprehensive income (loss), net of tax	317	(1,752)
Total shareholders' equity	156,119	151,760
Total liabilities and shareholders' equity	$1,456,552	$1,416,215

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)

	For the three months ended March 31,
(In thousands, except per share data)	2019	2018
Interest income
Originated loans, including fees	$13,894	$11,178
Acquired loans, including fees	1,757	2,426
Securities:
Taxable	936	574
Tax-exempt	545	351
Federal funds sold and other	310	245
Total interest income	17,442	14,774
Interest Expense
Deposits	4,121	2,178
Borrowed funds	353	219
Subordinated notes	250	250
Total interest expense	4,724	2,647
Net interest income	12,718	12,127
Provision expense for loan losses	422	554
Net interest income after provision for loan losses	12,296	11,573
Noninterest income
Service charges on deposits	625	642
Net loss on sales of securities	(7)	—
Mortgage banking activities	1,120	236
Other charges and fees	548	494
Total noninterest income	2,286	1,372
Noninterest expense
Salary and employee benefits	6,913	5,956
Occupancy and equipment expense	1,204	1,046
Professional service fees	362	266
Marketing expense	176	142
Printing and supplies expense	68	104
Data processing expense	595	436
Other expense	1,050	1,185
Total noninterest expense	10,368	9,135
Income before income taxes	4,214	3,810
Income tax provision	747	642
Net income	$3,467	$3,168
Per common share data:
Basic earnings per common share	$0.45	$0.48
Diluted earnings per common share	$0.44	$0.47
Cash dividends declared per common share	$0.04	$0.03
Weighted average common shares outstanding—basic	7,752	6,539
Weighted average common shares outstanding—diluted	7,869	6,699
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Net income	$3,467	$3,168
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	2,612	(2,505)
Reclassification adjustment for losses included in income	7	—
Tax effect(1)	(550)	525
Net unrealized gains (losses) on securities available-for-sale, net of tax	2,069	(1,980)
Total comprehensive income, net of tax	$5,536	$1,188
__________________________________________________________________________
(1) Includes $(1) thousand of tax benefit related to reclassification for the three months ended March 31, 2019. There was no tax expense (benefit) related to reclassification for the three months ended March 31, 2018.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY — (UNAUDITED)

(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2017	$59,511	$49,232	$(783)	$107,960
Net Income	—	3,168	—	3,168
Other comprehensive loss	—	—	(1,980)	(1,980)
Reclass of tax reform adjustments due to early adoption of ASU 2018-02	—	$168	$(168)	—
Exercise of stock options (118,944 shares)	1,192	—	—	1,192
Stock-based compensation expense	183	—	—	183
Balance at March 31, 2018	$60,886	$52,568	$(2,931)	$110,523

Balance at December 31, 2018	$90,621	$62,891	$(1,752)	$151,760
Net income	—	3,467	—	3,467
Other comprehensive income	—	—	2,069	2,069
Share buyback (46,626 shares)	(1,104)	—	—	(1,104)
Common stock dividends declared ($0.04 per share)	—	(309)	—	(309)
Exercise of stock options (12,300 shares)	125	—	—	125
Stock-based compensation expense, net of tax impact	111	—	—	111
Balance at March 31, 2019	$89,753	$66,049	$317	$156,119
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$3,467	$3,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	327	332
Amortization of core deposit intangibles	52	55
Stock-based compensation expense	154	183
Provision expense for loan losses	422	554
Net securities premium amortization	397	306
Net loss on sales of securities	7	—
Originations of loans held for sale	(36,793)	(11,114)
Proceeds from sales of loans originated for sale	29,137	14,027
Net gain on sales of loans	(1,200)	(236)
Accretion on acquired purchase credit impaired loans	(584)	(918)
Increase in cash surrender value of life insurance	(79)	(80)
Amortization of debt issuance costs	14	9
Net (increase) decrease in accrued interest receivable and other assets	(2,457)	641
Net increase (decrease) in accrued interest payable and other liabilities	629	(446)
Net cash (used in) provided by operating activities	(6,507)	6,481
Cash flows from investing activities
Net increase in loans	(4,022)	(16,274)
Principal payments on securities available-for-sale	5,752	1,949
Purchases of securities available-for-sale	(32,153)	(14,140)
Additions to premises and equipment	(290)	(199)
Proceeds from:
Sale of securities available-for-sale	6,000	—
Net cash used in investing activities	(24,713)	(28,664)
Cash flows from financing activities
Net increase (decrease) in deposits	16,828	(7,738)
Change in short-term borrowings	(1,649)	4,968
Issuances of long term FHLB advances	20,000	—
Repayment of long-term FHLB advances	—	(18)
Change in secured borrowing	(18)	—
Share buyback - redeemed stock	(1,104)	—
Proceeds from exercised stock options	125	1,192
Payments related to tax-withholding for share based compensation awards	(43)	—
Common stock dividends paid	(233)	—
Net cash (used in) provided by financing activities	33,906	(1,596)
Net change in cash and cash equivalents	2,686	(23,779)
Beginning cash and cash equivalents	33,296	63,661
Ending cash and cash equivalents	$35,982	$39,882

Supplemental disclosure of cash flow information:
Interest paid	$4,397	$2,291
Income taxes paid	360	—
Transfer from loans held for sale to loans held for investment	239	—
Transfer from loans to other real estate owned	373	—
Transfer from premises and equipment to other assets	—	20
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
MARCH 31, 2019
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the "Company" “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. Its wholly owned bank subsidiary, Level One Bank (the "Bank"), has 14 offices, including 9 banking centers (our full service branches) in Oakland County, one banking center in each of Detroit and Grand Rapids, Michigan’s two largest cities, one banking center in Sterling Heights, and two mortgage loan production offices in Ann Arbor.
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
Basis of Presentation and Principles of Consolidation:
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2018, included in our Annual Form 10-K, filed with the SEC on March 22, 2019.
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

Change in Accounting Policy:
For fiscal years beginning after December 31, 2018, the Company has elected to evaluate goodwill for impairment as of October 1st as opposed to September 30th in the preceding years. The change will have no impact on the current year or prior years financial statements.
Emerging Growth Company Status:
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements we file in the future for as long as we remain an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies
Impact of Recently Issued Accounting Standards:
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
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," to improve the accounting for financial instruments. This ASU requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, as well as the required use of exit pricing when measuring the fair value of financial instruments for disclosure purposes. The guidance will be effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and is to be applied prospectively with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently developing processes and procedures to comply with the disclosures requirements of this ASU, which will impact the disclosures the Company makes related to fair value of its financial instruments. This standard is not expected to have a material impact to the Company's consolidated financial statements. The Company is planning to adopt this new guidance within the time frames stated above.

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
Allowance for Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining credit loss estimates. This impacts the calculation of the allowance for credit losses for all financial assets measured under the amortized cost basis, including PCI loans at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. Based on the ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses," the guidance will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Company is planning to adopt this new guidance within the time frames stated above.
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

NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. government sponsored entities & agencies	$1,417	$29	$—	$1,446
State and political subdivision	87,890	1,700	(173)	89,417
Mortgage-backed securities: residential	9,912	30	(288)	9,654
Mortgage-backed securities: commercial	16,481	128	(114)	16,495
Collateralized mortgage obligations: residential	17,933	32	(256)	17,709
Collateralized mortgage obligations: commercial	35,598	192	(301)	35,489
U.S. Treasury	18,184	—	(526)	17,658
SBA	20,684	26	(135)	20,575
Asset backed securities	5,811	2	(6)	5,807
Corporate bonds	12,564	96	(36)	12,624
Total available-for-sale	$226,474	$2,235	$(1,835)	$226,874
December 31, 2018
U.S. government sponsored entities & agencies	$2,404	$4	$(11)	$2,397
State and political subdivision	75,093	657	(604)	75,146
Mortgage-backed securities: residential	10,114	4	(379)	9,739
Mortgage-backed securities: commercial	12,594	17	(229)	12,382
Collateralized mortgage obligations: residential	18,916	51	(296)	18,671
Collateralized mortgage obligations: commercial	32,390	98	(500)	31,988
U.S. Treasury	21,232	—	(751)	20,481
SBA	15,856	—	(168)	15,688
Asset backed securities	3,872	—	(30)	3,842
Corporate bonds	14,006	18	(100)	13,924
Total available-for-sale	$206,477	$849	$(3,068)	$204,258
The proceeds from sales of securities and the associated gains and losses for the three months ended March 31, 2019 are summarized below. There were no sales of securities during the three months ended March 31, 2018.

(Dollars in thousands)	Three Months Ended March 31, 2019
Proceeds	$6,000
Gross gains	64
Gross losses	(71)

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

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$681	$677
One to five years	49,144	48,627
Five to ten years	46,389	46,822
Beyond ten years	130,260	130,748
Total	$226,474	$226,874
Securities pledged at March 31, 2019 and December 31, 2018 had a carrying amount of $26.0 million and $22.7 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements and deposits.
As of March 31, 2019, the Bank held 56 tax-exempt state and local municipal securities totaling $41.9 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The following table summarizes securities with unrealized losses at March 31, 2019 and December 31, 2018 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
March 31, 2019
Available-for-sale
State and political subdivision	$705	$(9)	$14,271	$(164)	$14,976	$(173)
Mortgage-backed securities: residential	—	—	6,595	(288)	6,595	(288)
Mortgage-backed securities: commercial	—	—	7,528	(114)	7,528	(114)
Collateralized mortgage obligations: residential	5,280	(32)	9,275	(224)	14,555	(256)
Collateralized mortgage obligations: commercial	—	—	17,630	(301)	17,630	(301)
U.S. Treasury	—	—	17,658	(526)	17,658	(526)
SBA	5,066	(16)	11,736	(119)	16,802	(135)
Asset backed securities	1,927	(6)	—	—	1,927	(6)
Corporate bonds	493	(8)	2,992	(28)	3,485	(36)
Total available-for-sale	$13,471	$(71)	$87,685	$(1,764)	$101,156	$(1,835)
December 31, 2018
Available-for-sale
U.S. government sponsored entities & agencies	$978	$(11)	$—	$—	$978	$(11)
State and political subdivision	5,121	(25)	27,667	(579)	32,788	(604)
Mortgage-backed securities: residential	2,595	(4)	6,393	(375)	8,988	(379)
Mortgage-backed securities: commercial	1,967	(8)	8,944	(221)	10,911	(229)
Collateralized mortgage obligations: residential	3,814	(27)	8,958	(269)	12,772	(296)
Collateralized mortgage obligations: commercial	—	—	17,939	(500)	17,939	(500)
U.S. Treasury	—	—	20,481	(751)	20,481	(751)
SBA	12,420	(91)	3,268	(77)	15,688	(168)
Asset backed securities	3,842	(30)	—	—	3,842	(30)
Corporate bonds	7,526	(28)	2,950	(72)	10,476	(100)
Total available-for-sale	$38,263	$(224)	$96,600	$(2,844)	$134,863	$(3,068)
As of March 31, 2019, the Company's investment portfolio consisted of 281 securities, 121 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

NOTE 3—LOANS
The following table presents the recorded investment in loans at March 31, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
March 31, 2019
Commercial real estate	$489,856	$58,211	$548,067
Commercial and industrial	392,891	8,697	401,588
Residential real estate	167,413	12,973	180,386
Consumer	1,009	47	1,056
Total	$1,051,169	$79,928	$1,131,097
December 31, 2018
Commercial real estate	$500,809	$61,284	$562,093
Commercial and industrial	375,130	8,325	383,455
Residential real estate	165,015	15,003	180,018
Consumer	944	55	999
Total	$1,041,898	$84,667	$1,126,565
At March 31, 2019 and December 31, 2018, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $14.0 million and $5.6 million, respectively. During the three months ended March 31, 2019 and 2018, the Company sold residential real estate loans with proceeds totaling $29.1 million and $14.0 million, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans:
Commercial real estate	$2,694	$5,927
Commercial and industrial	10,495	9,605
Residential real estate	3,456	2,915
Total nonperforming loans	16,645	18,447
Other real estate owned	373	—
Total nonperforming assets	$17,018	$18,447
Loans 90 days or more past due and still accruing	$453	$243
At March 31, 2019 and December 31, 2018, all of the loans 90 days or more past due and still accruing were PCI loans.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
March 31, 2019
Commercial real estate	$545,055	$939	$—	$2,073	$548,067
Commercial and industrial	400,002	72	240	1,274	401,588
Residential real estate	176,571	2,808	—	1,007	180,386
Consumer	1,056	—	—	—	1,056
Total	$1,122,684	$3,819	$240	$4,354	$1,131,097
December 31, 2018
Commercial real estate	$559,523	$497	$—	$2,073	$562,093
Commercial and industrial	381,424	664	82	1,285	383,455
Residential real estate	174,831	2,499	1,314	1,374	180,018
Consumer	998	—	1	—	999
Total	$1,116,776	$3,660	$1,397	$4,732	$1,126,565
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, was as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans	$16,645	$18,447
Performing troubled debt restructurings:
Commercial and industrial	562	568
Residential real estate	363	363
Total performing troubled debt restructurings	925	931
Total impaired loans, excluding purchase credit impaired loans	$17,570	$19,378
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
As of March 31, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $5.7 million and $5.9 million, respectively. The Company has allocated a specific reserve of $400 thousand for those loans at March 31, 2019 and a specific reserve of $258 thousand for those loans at December 31, 2018. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of March 31, 2019, there were $4.8 million of nonperforming TDRs and $925 thousand of performing TDRs included in impaired loans. As of December 31, 2018, there were $5.0 million of nonperforming TDRs and $931 million of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

The following table presents the recorded investment of loans modified as TDRs during the three months ended March 31, 2019 and 2018, by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
For the three months ended March 31, 2019
Commercial and industrial	$—	$—	$335	1	$335	$—	$158
Total	$—	$—	$335	1	$335	$—	$158
For the three months ended March 31, 2018
Commercial real estate	$2,119	$—	$—	3	$2,119	$—	$—
Commercial and industrial	930	—	—	1	930	—	—
Total	$3,049	$—	$—	4	$3,049	$—	$—
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following tables present the number of loans modified as TDRs during the twelve months ending March 31, 2019 and 2018 for which there was a subsequent payment default, including the recorded investment as of each period end. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended March 31, 2019
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Residential real estate	1	$115	$5
Total	1	$115	$5

	For the three months ended March 31, 2018
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	2	$1,499	$—
Total	2	$1,499	$—
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2019
Commercial real estate	$537,666	$7,625	$2,733	$43	$548,067
Commercial and industrial	386,625	1,987	12,936	40	401,588
Total	$924,291	$9,612	$15,669	$83	$949,655
December 31, 2018
Commercial real estate	$545,843	$10,240	$5,966	$44	$562,093
Commercial and industrial	368,189	2,841	12,425	—	383,455
Total	$914,032	$13,081	$18,391	$44	$945,548
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2019
Residential real estate	$176,930	$3,456	$180,386
Consumer	1,056	—	1,056
Total	$177,986	$3,456	$181,442
December 31, 2018
Residential real estate	$177,103	$2,915	$180,018
Consumer	999	—	999
Total	$178,102	$2,915	$181,017
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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
March 31, 2019
Commercial real estate	$7,081	$4,235
Commercial and industrial	321	175
Residential real estate	4,746	3,321
Total PCI loans	$12,148	$7,731
December 31, 2018
Commercial real estate	$7,406	$4,344
Commercial and industrial	177	122
Residential real estate	4,974	3,409
Total PCI loans	$12,557	$7,875

The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Accretable yield at beginning of period	$10,947	$14,452
Accretion of income	(584)	(918)
Adjustments to accretable yield	—	—
Accretable yield at end of period	$10,363	$13,534
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of March 31, 2019, the Company had six PCI loan pools and 12 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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

Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance (1)	Total recorded investment	Contractual principal balance	Related allowance (1)
March 31, 2019
Individually evaluated impaired loans:
Commercial real estate	$2,694	$—	$2,694	$2,765	$—
Commercial and industrial	6,518	4,221	10,739	11,110	735
Residential real estate	2,259	190	2,449	2,584	16
Total	$11,471	$4,411	$15,882	$16,459	$751
December 31, 2018
Individually evaluated impaired loans:
Commercial real estate	$5,898	$3,991	$9,889	$13,076	$815
Commercial and industrial	5,892	4,059	9,951	10,411	526
Residential real estate	1,666	3,255	4,921	6,604	101
Total	$13,456	$11,305	$24,761	$30,091	$1,442
(1) December 31, 2018 individually evaluated impaired loans included $7.2 million of PCI loans with a related allowance of $920 thousand. March 31, 2019 individually evaluated impaired loans do not include PCI loans with a related allowance.

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended March 31, 2019
Individually evaluated impaired loans (1):
Commercial real estate	$5,467	$—	$173
Commercial and industrial	10,868	9	224
Residential real estate	2,746	7	—
Total	$19,081	$16	$397
For the three months ended March 31, 2018
Individually evaluated impaired loans (1):
Commercial real estate	$9,014	$412	$12
Commercial and industrial	10,144	28	7
Residential real estate	5,230	87	—
Total	$24,388	$527	$19
(1) March 31, 2018 individually evaluated impaired loans included PCI, whereas March 31, 2019 individually evaluated impaired loans are excluding PCI loans.

Activity in the allowance for loan losses and the allocation of the allowance for loans was as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$5,227	$5,174	$1,164	$1	$11,566
Provision (benefit) for loan losses	(46)	477	(15)	6	422
Gross chargeoffs	—	(95)	—	(6)	(101)
Recoveries	—	50	21	2	73
Net (chargeoffs) recoveries	—	(45)	21	(4)	(28)
Ending allowance for loan losses	$5,181	$5,606	$1,170	$3	$11,960
For the three months ended March 31, 2018
Allowance for loan losses:
Beginning balance	$4,852	$5,903	$950	$8	$11,713
Provision for loan losses	233	268	49	4	554
Gross chargeoffs	(11)	(750)	(50)	(7)	(818)
Recoveries	2	37	18	—	57
Net chargeoffs	(9)	(713)	(32)	(7)	(761)
Ending allowance for loan losses	$5,076	$5,458	$967	$5	$11,506

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$—	$735	$16	$—	$751
Collectively evaluated for impairment	4,366	4,838	1,082	3	10,289
Acquired with deteriorated credit quality	815	33	72	—	920
Ending allowance for loan losses	$5,181	$5,606	$1,170	$3	$11,960
Balance of loans:
Individually evaluated for impairment	$2,694	$10,739	$2,449	$—	$15,882
Collectively evaluated for impairment	541,138	390,674	174,616	1,056	1,107,484
Acquired with deteriorated credit quality	4,235	175	3,321	—	7,731
Total loans	$548,067	$401,588	$180,386	$1,056	$1,131,097
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$—	$504	$18	$—	$522
Collectively evaluated for impairment	4,412	4,648	1,063	1	10,124
Acquired with deteriorated credit quality	815	22	83	—	920
Ending allowance for loan losses	$5,227	$5,174	$1,164	$1	$11,566
Balance of loans:
Individually evaluated for impairment	$5,898	$9,829	$1,854	$—	$17,581
Collectively evaluated for impairment	551,851	373,504	174,755	999	1,101,109
Acquired with deteriorated credit quality	4,344	122	3,409	—	7,875
Total loans	$562,093	$383,455	$180,018	$999	$1,126,565

NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Land	$2,290	$2,197
Buildings	9,746	9,746
Leasehold improvements	1,763	1,708
Furniture, fixtures and equipment	5,948	6,024
Total premises and equipment	$19,747	$19,675
Less: Accumulated depreciation	6,575	6,433
Net premises and equipment	$13,172	$13,242
Depreciation expense was $327 thousand and $332 thousand for the three months ended March 31, 2019 and 2018, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $297 thousand and $252 thousand for the three months ended March 31, 2019 and 2018, respectively.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company acquired two banks, Lotus Bank in March 2015 and Bank of Michigan in March 2016, which resulted in the recognition of $4.6 million and $4.8 million of goodwill, respectively. Goodwill was $9.4 million at both March 31, 2019 and December 31, 2018.
Goodwill is not amortized but is evaluated at least annually for impairment. The Company's most recent annual goodwill impairment review performed as of September 30, 2018 did not indicate that an impairment of goodwill existed. The Company also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through March 31, 2019 and that the Company's goodwill was not impaired at March 31, 2019.
For fiscal years beginning after December 31, 2018, the Company has elected to evaluate goodwill for impairment as of October 1st rather than September 30th as was done in the preceding years. The change will have no impact on the current year's or prior year's financial statements.
Acquired Intangible Assets:    The Company has recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Gross carrying amount	$2,045	$2,045
Accumulated amortization	(1,650)	(1,598)
Net Intangible	$395	$447
Amortization expense for the CDIs was $52 thousand and $55 thousand for the three months ended March 31, 2019 and 2018, respectively.

NOTE 7 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase	$585	0.30%	$609	0.30%
FHLB line of credit	895	2.84	2,520	2.87
Federal funds purchased	—	—	5,000	2.50
FHLB Advances	95,000	2.64	90,000	2.54
Total short-term borrowings	96,480	2.62	98,129	2.53
Long-term debt:
Secured borrowing due in 2022	1,427	1.00	1,445	1.00
FHLB advances due in 2022 to 2024(2)	20,000	2.08	—	—
Subordinated notes due in 2025(3)	14,905	6.38	14,891	6.38
Total long-term debt	36,332	3.80	16,336	5.90
Total short-term and long-term borrowings	$132,812	2.95%	$114,465	3.01%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At March 31, 2019, the long-term FHLB advances consisted of 1.80% - 2.35% fixed rate notes.
(3) The March 31, 2019 balance includes subordinated notes of $15.0 million and debt issuance costs of $95 thousand. The December 31, 2018 balance includes subordinated notes of $15.0 million and debt issuance costs of $109 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The advances were secured by a blanket lien on $396.3 million of real estate-related loans as of March 31, 2019. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $111.1 million from the FHLB at March 31, 2019. In addition, the Bank can borrow up to $130.0 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.0 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of March 31, 2019 and $5.0 million outstanding as of December 31, 2018.
At March 31, 2019, the Company had $585 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $898 thousand at March 31, 2019.
The Company had a secured borrowing of $1.4 million as of March 31, 2019 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
As of March 31, 2019, the Company had outstanding $15.0 million of subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature no later than December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event. The notes are subordinated to all other borrowings. At March 31, 2019, there was $95 thousand of debt issuance costs remaining, which are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.

NOTE 8—INCOME TAXES
The Company records its federal income tax expense using its estimate of the effective income tax rate expected for the full year and applies that rate on a year-to-date basis. The fluctuations in the Company's effective federal income tax rate reflect changes related to interest income exempt from federal taxation and other nondeductible expenses relative to income tax credits.
A reconciliation of expected income tax expense using the federal corporate tax rate of 21% as of March 31, 2019 and 2018, respectively, and actual income tax expense is as follows:

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Income tax expense based on federal corporate tax rate	$885	$800
Changes resulting from:
Tax-exempt income	(121)	(88)
Other, net	(17)	(70)
Income tax expense	$747	$642

NOTE 9—STOCK BASED COMPENSATION
2018 Equity Incentive Plan
On March 15, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Compensation Plan ("2018 Plan"). The 2018 Plan became effective upon shareholder approval at the annual shareholders meeting held on April 17, 2018. Under the 2018 Plan, the Company can grant incentive and non-qualified stock options, stock awards, stock appreciation rights, and other incentive awards to directors and employees of, and certain service providers to, the Company and its subsidiaries. Once the 2018 Plan became effective, no further awards could be granted from the 2007 Stock Option Plan ("Stock Option Plan") or the 2014 Equity Incentive Plan ("2014 Plan"). However, any outstanding equity award granted under the Stock Option Plan or the 2014 Plan will remain subject to the terms of such plans until the time it is no longer outstanding. For further discussion on the Stock Option Plan and 2014 Plan, refer to the disclosures included within the Annual Form 10-K, filed with the SEC on March 22, 2019.
The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the three months ended March 31, 2019, the Company granted no stock options and issued 35,633 restricted stock awards under the 2018 Plan, resulting in 207,617 shares available to be granted as of March 31, 2019. During the three months ended March 31, 2018, the Company granted 30,000 stock options under the Stock Option Plan and 30,271 restricted stock awards under the 2014 Plan.
Stock Options
As of March 31, 2019, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized, but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the stock options granted in the three months ended March 31, 2018 was determined using the following weighted-average assumptions as of grant date:

March 31, 2018
Risk Free Interest Rate	2.83%
Expected Term (years)	7.0
Expected Volatility	0.04%
Weighted average fair value of options granted	$4.46

The summary of our stock option activity for the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2019	376,768	$16.26	5.8
Exercised	(12,300)	10.11
Options outstanding at March 31, 2019	364,468	16.47	5.7
Options exercisable at March 31, 2019	344,464	15.98	5.5
The aggregate intrinsic value was $2.5 million for both options outstanding and exercisable as of March 31, 2019. As of March 31, 2019, there was $84 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.
Share-based compensation expense charged against income was $20 thousand and $42 thousand for the three months ended March 31, 2019 and 2018, respectively.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the three months ended March 31, 2019 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2019	53,770	$24.14
Granted	35,633	23.76
Vested	(6,700)	20.75
Forfeited	(400)	24.80
Nonvested at March 31, 2019	82,303	$24.25
As of March 31, 2019, there was $1.4 million of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the three months ended March 31, 2019 was $139 thousand.
Total expense for restricted stock awards totaled $134 thousand and $141 thousand for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, there was $43 thousand of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
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
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$6,820	$13,222	$8,608	$10,900
Unused lines of credit	24,142	234,329	18,672	229,490
Unused standby letters of credit	4,042	—	3,861	232
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $6.8 million as of March 31, 2019, have interest rates ranging from 4.9% to 6.5% and maturities ranging from 2 to 10 years.

NOTE 11—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of March 31, 2019, the Company and Bank met all capital adequacy requirements to which they were subject.
During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective, certain provisions of which were subject to a multi-year phase-in period. As of January 1, 2019, the rules require the Company to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.5% the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer was 2.5% at March 31, 2019 and 1.875% at December 31, 2018.
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
At March 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	$146,326	11.78%	$55,882	4.50%	$86,928	7.00%
Bank	151,295	12.19%	55,864	4.50%	86,900	7.00%	$80,693	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$146,326	11.78%	$74,510	6.00%	$105,556	8.50%
Bank	151,295	12.19%	74,486	6.00%	105,521	8.50%	$99,314	8.00%
Total capital to risk-weighted assets:
Consolidated	$173,216	13.95%	$99,347	8.00%	$130,392	10.50%
Bank	163,280	13.15%	99,314	8.00%	130,350	10.50%	$124,143	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$146,326	10.19%	$57,428	4.00%	$57,428	4.00%
Bank	151,295	10.56%	57,325	4.00%	57,325	4.00%	$71,656	5.00%
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,008	11.82%	$54,803	4.50%	$77,699	6.38%
Bank	147,495	12.12%	54,780	4.50%	77,666	6.38%	$79,126	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$144,008	11.82%	$73,071	6.00%	$95,967	7.88%
Bank	147,495	12.12%	73,040	6.00%	95,926	7.88%	$97,386	8.00%
Total capital to risk-weighted assets:
Consolidated	$170,503	14.00%	$97,428	8.00%	$120,324	9.88%
Bank	159,100	13.07%	97,386	8.00%	120,272	9.88%	$121,733	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$144,008	10.21%	$56,411	4.00%	$56,411	4.00%
Bank	147,495	10.48%	56,309	4.00%	56,309	4.00%	$70,386	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5% and 1.875% applicable during 2019 and 2018, respectively.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2019, the Bank had the capacity to pay the Company a dividend of up to $32.9 million without the need to obtain prior regulatory approval.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Securities available for sale:
U.S. government sponsored entities and agencies	$1,446	$—	$1,446	$—
State and political subdivision	89,417	—	89,417	—
Mortgage-backed securities: residential	9,654	—	9,654	—
Mortgage-backed securities: commercial	16,495	—	16,495	—
Collateralized mortgage obligations: residential	17,709	—	17,709	—
Collateralized mortgage obligations: commercial	35,489	—	35,489	—
U.S. Treasury	17,658	—	17,658	—
SBA	20,575	—	20,575	—
Asset backed securities	5,807	—	5,807	—
Corporate bonds	12,624	—	12,624	—
Total securities available for sale	226,874	—	226,874	—
Loans held for sale	14,043	—	14,043	—
Loans measured at fair value:
Residential real estate	4,650	—	—	4,650
Derivative assets:
Customer-initiated derivatives	2,191	—	2,191	—
Forward contracts related to mortgage loans to be delivered for sale	77	—	77	—
Interest rate lock commitments	321	—	321	—
Total assets at fair value	$248,156	$—	$243,506	$4,650
Derivative liabilities:
Customer-initiated derivatives	2,191	—	2,191	—
Forward contracts related to mortgage loans to be delivered for sale	139	—	139	—
Interest rate lock commitments	1	—	1	—
Total liabilities at fair value	$2,331	$—	$2,331	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Securities available for sale:
U.S. government sponsored entities and agencies	$2,397	$—	$2,397	$—
State and political subdivision	75,146	—	75,146	—
Mortgage-backed securities: residential	9,739	—	9,739	—
Mortgage-backed securities: commercial	12,382	—	12,382	—
Collateralized mortgage obligations: residential	18,671	—	18,671	—
Collateralized mortgage obligations: commercial	31,988	—	31,988	—
U.S. Treasury	20,481	—	20,481	—
SBA	15,688	—	15,688	—
Asset backed securities	3,842	—	3,842	—
Corporate bonds	13,924	—	13,924	—
Total securities available for sale	$204,258	$—	$204,258	$—
Loans held for sale	5,595	—	5,595	—
Loans measured at fair value:
Residential real estate	4,571	—	—	4,571
Derivative assets:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	22	—	22	—
Interest rate lock commitments	198	—	198	—
Total assets at fair value	$215,770	$—	$211,199	$4,571
Derivative liabilities:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	43	—	43	—
Total liabilities at fair value	$1,169	$—	$1,169	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the three months ended March 31, 2019.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Loans held for investment
For the three months ended March 31, 2019
Beginning balance	$4,571
Transfers from loans held for sale	239
Gains (losses):
Recorded in "Mortgage banking activities"	88
Repayments	(248)
Ending balance	$4,650
For the three months ended March 31, 2018
Beginning balance	$4,291
Transfers from loans held for sale	—
Gains (losses):
Recorded in "Mortgage banking activities"	(96)
Repayments	(36)
Ending balance	$4,159
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of March 31, 2019 or December 31, 2018.
As of March 31, 2019 and December 31, 2018, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Aggregate fair value	$14,043	$5,595
Contractual balance	13,877	5,512
Unrealized gain	166	83
The total amount of gains (losses) from changes in fair value of loans held for sale included in "Mortgage banking activities" for three months ended March 31, 2019 and 2018 were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Change in fair value	$83	$(46)

Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Impaired loans:
Commercial and industrial	$3,391	$—	$—	$3,391
Other real estate owned	373	—	—	373
Total	$3,764	$—	$—	$3,764
December 31, 2018
Impaired loans:
Commercial and industrial	$3,337	$—	$—	$3,337
Total	$3,337	$—	$—	$3,337
The Company recorded $509 thousand and $278 thousand of specific allowance allocations and no chargeoffs related to impaired loans at fair value in the three months ended March 31, 2019 and year ended December 31, 2018, respectively.
Other real estate owned measured at fair value had a net carrying amount of $373 thousand at March 31, 2019. There were no write downs in other real estate owned during the three months ended March 31, 2019. There were no other real estate owned assets at fair value at December 31, 2018.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Fair value at March 31, 2019	Valuation Technique(s)	Significant Unobservable Input(s)	Discount %
Impaired loans	$3,391	Discounted appraisals	Collateral discounts	17-50%
Other real estate owned	373	Sales comparison approach per appraisal	Discount for type of collateral and age of appraisal	0%

(Dollars in thousands)	Fair value at December 31, 2018	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Impaired loans	$3,337	Discounted appraisals	Collateral discounts	17-50%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at March 31, 2019 and December 31, 2018 were as follows:

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Financial assets:
Cash and cash equivalents	$35,982	$24,188	$11,794	$—	$35,982
Federal Home Loan Bank stock	8,325	NA	NA	NA	NA
Net loans	1,119,137	—	—	1,120,249	1,120,249
Accrued interest receivable	5,114	—	1,921	3,193	5,114
Financial liabilities:
Deposits	1,151,463	—	1,154,745	—	1,154,745
Borrowings	117,907	—	118,597	—	118,597
Subordinated notes	14,905	—	15,225	—	15,225
Accrued interest payable	2,001	—	2,001	—	2,001
December 31, 2018
Financial assets:
Cash and cash equivalents	$33,296	$27,072	$6,224	$—	$33,296
Federal Home Loan Bank stock	8,325	NA	NA	NA	NA
Net loans	1,114,999	—	—	1,113,648	1,113,648
Accrued interest receivable	4,207	—	1,210	2,997	4,207
Financial liabilities:
Deposits	1,134,635	—	1,137,575	—	1,137,575
Borrowings	99,574	—	100,602	—	100,602
Subordinated notes	14,891	—	15,450	—	15,450
Accrued interest payable	1,674	—	1,674	—	1,674
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
NOTE 13—DERIVATIVES
The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered standalone derivatives, and changes in the fair value of derivatives are reported in earnings as non-interest income.
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
The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$48,646	$2,191	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	14,589	77	5,241	22
Interest rate lock commitments	28,497	321	18,375	198
Total derivatives included in other assets	$91,732	$2,589	$59,349	$1,346
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$48,646	$2,191	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	20,651	139	11,195	43
Interest rate lock commitments	1,654	1	—	—
Total derivatives included in other liabilities	$70,951	$2,331	$46,928	$1,169

The following table presents the gains (losses) related to derivative instruments reflecting the changes in fair value:

		Three months ended March 31,
(Dollars in thousands)	Location of Gain (Loss)	2019	2018
Forward contracts related to mortgage loans to be delivered for sale	Mortgage Banking Activities	$(174)	$(1)
Interest rate lock commitments	Mortgage Banking Activities	122	10
Total gain (loss) recognized in income		$(52)	$9
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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
March 31, 2019
Offsetting derivative assets:
Customer initiated derivatives	$2,191	—	$2,191	—	—	$2,191
Offsetting derivative liabilities:
Customer initiated derivatives	$2,191	—	$2,191	—	$2,257	$(66)
December 31, 2018
Offsetting derivative assets:
Customer initiated derivatives	$1,126	—	$1,126	—	—	$1,126
Offsetting derivative liabilities:
Customer initiated derivatives	$1,126	—	$1,126	—	$1,020	$106

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$8,297	$9,690
Investment in banking subsidiary	161,088	155,248
Investment in captive insurance subsidiary	1,816	1,622
Income tax benefit	142	393
Other assets	69	21
Total assets	$171,412	$166,974
Liabilities
Subordinated notes	$14,905	$14,891
Accrued expenses and other liabilities	388	323
Total liabilities	15,293	15,214
Shareholders' equity	156,119	151,760
Total liabilities and shareholders' equity	$171,412	$166,974
Statements of Income and Comprehensive Income—Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Expenses
Interest on subordinated notes	$250	$250
Other expenses	200	64
Total expenses	450	314
Loss before income taxes and equity in undistributed net earnings of subsidiaries	(450)	(314)
Income tax benefit	52	97
Equity in undistributed earnings of subsidiaries	3,865	3,385
Net income	$3,467	$3,168
Other comprehensive income (loss)	2,069	(1,980)
Total comprehensive income, net of tax	$5,536	$1,188

Statements of Cash Flows—Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$3,467	$3,168
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,865)	(3,385)
Stock based compensation expense	11	82
(Increase) decrease in other assets, net	203	(407)
Increase (decrease) in other liabilities, net	(230)	112
Net cash used in operating activities	(414)	(430)
Cash flows from financing activities
Share buyback	(1,104)	—
Proceeds from exercised stock options	125	1,192
Net cash provided by (used in) financing activities	(979)	1,192
Net increase (decrease) in cash and cash equivalents	(1,393)	762
Beginning cash and cash equivalents	9,690	1,158
Ending cash and cash equivalents	$8,297	$1,920

NOTE 15—EARNINGS PER SHARE
The calculation of basic and diluted earnings per share for each period noted below was as follows:

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Basic:
Net Income attributable to common shareholders	$3,467	$3,168
Weighted average common shares outstanding	7,751,750	6,539,305
Basic earnings per share	$0.45	$0.48
Diluted:
Net Income attributable to common shareholders	$3,467	$3,168
Weighted average common shares outstanding	7,751,750	6,539,305
Add: Dilutive effects of assumed exercises of stock options	117,431	159,627
Weighted average common and dilutive potential common shares outstanding	7,869,181	6,698,932
Diluted earnings per common share	$0.44	$0.47
Stock options for 30 thousand shares and 15 thousand shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2019 and 2018, respectively, because they were antidilutive.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2019. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2019. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
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
The most critical of these significant accounting policies are set forth in "Note 1 – Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 22, 2019. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2018.
Overview
Level One Bancorp, Inc. is a bank holding company headquartered in Farmington Hills, Michigan, with its primary branch operations in southeastern Michigan and Grand Rapids, Michigan. Through our wholly owned subsidiary, Level One Bank, we offer a broad range of loan products to the residential and commercial markets, as well as retail and business banking services. Hamilton Court Insurance Company, a wholly owned subsidiary of the Company, provides property and casualty insurance to the Company and the Bank and reinsurance to ten other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.
Since 2007, we have grown substantially through organic growth and a series of four acquisitions, all of which have been fully integrated into our operations. We have made significant investments over the last several years in hiring additional staff and upgrading technology and system security. In 2016, we opened our first branch in the Grand Rapids, Michigan market. In the third quarter of 2017, we opened our second location in Bloomfield Township located in Oakland County. In the third quarter of 2018, we doubled the size of our mortgage division with the addition of new mortgage officers and support staff. As of March 31, 2019, the Company had total consolidated assets of $1.46 billion, total consolidated deposits of $1.15 billion and total consolidated shareholders' equity of $156.1 million.
Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; and originations and sales of residential mortgage loans. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.
Recent Developments
First Quarter Dividend. On March 21, 2019, the Company declared a first quarter 2019 cash dividend of $0.04 per share, payable on April 15, 2019. The first quarter cash dividend of $0.04 per share represents an increase of $0.01 per share, compared to $0.03 per share declared in prior quarter.

Selected Financial Data - Unaudited

	As of and for the three months ended
	March 31,	December 31,	March 31,
(Dollars in thousands, except per share data)	2019	2018	2018
Earnings Summary
Interest income	$17,442	$17,041	$14,774
Interest expense	4,724	4,228	2,647
Net interest income	12,718	12,813	12,127
Provision expense (benefit) for loan losses	422	(51)	554
Noninterest income	2,286	2,307	1,372
Noninterest expense	10,368	10,384	9,135
Income before income taxes	4,214	4,787	3,810
Income tax provision	747	836	642
Net income	3,467	3,951	3,168
Per Share Data
Basic earnings per common share	$0.45	$0.51	$0.48
Diluted earnings per common share	0.44	0.50	0.47
Book value per common share	20.15	19.58	16.78
Tangible book value per share (1)	18.88	18.31	15.27
Shares outstanding (in thousands)	7,749	7,750	6,585
Average basic common shares (in thousands)	7,752	7,750	6,539
Average diluted common shares (in thousands)	7,869	7,893	6,699
Selected Period End Balances
Total assets	$1,456,552	$1,416,215	$1,300,629
Securities available-for-sale	226,874	204,258	160,349
Total loans	1,131,097	1,126,565	1,051,354
Total deposits	1,151,463	1,134,635	1,112,644
Total liabilities	1,300,433	1,264,455	1,190,106
Total shareholders' equity	156,119	151,760	110,523
Tangible shareholders' equity (1)	146,337	141,926	100,524
Performance and Capital Ratios
Return on average assets	0.96%	1.11%	1.00%
Return on average equity	8.99	10.69	11.64
Net interest margin (fully taxable equivalent) (2)	3.76	3.73	4.03
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	69.10	68.68	67.67
Dividend payout ratio (3)	6.72	5.87	—
Total shareholders' equity to total assets	10.72	10.72	8.50
Tangible equity to tangible assets (1)	10.11	10.09	7.79
Common equity tier 1 to risk-weighted assets	11.78	11.82	9.47
Tier 1 capital to risk-weighted assets	11.78	11.82	9.47
Total capital to risk-weighted assets	13.95	14.00	11.87
Tier 1 capital to average assets (leverage ratio)	10.19	10.21	8.15
Asset Quality Ratios:
Net charge-offs to average loans	0.01%	0.10%	0.29%
Nonperforming assets as a percentage of total assets	1.17	1.30	1.00
Nonperforming loans as a percent of total loans	1.47	1.64	1.23
Allowance for loan losses as a percentage of period-end loans	1.06	1.03	1.09
Allowance for loan losses as a percentage of nonperforming loans	71.85	62.70	88.67
Allowance for loan losses as a percentage of nonperforming loans, excluding allowance allocated to loans accounted for under ASC 310-30	66.33	57.71	80.36
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below.
(2) Presented on a tax equivalent basis using a 21% tax rate.
(3) The dividend payout ratio of 0 for the three months ended March 31, 2018 was due to the timing difference between the declaration date and payout date of the dividend. The Company declared a $0.03 dividend for the three months ended March 31, 2018 but it was not paid out until April 15, 2018.

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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

	As of and for the three months ended,
(Dollars in thousands, except per share data)	March 31, 2019	December 31, 2018	March 31, 2018
	(Unaudited)		(Unaudited)
Total shareholders' equity	$156,119	$151,760	$110,523
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	395	447	612
Tangible shareholders' equity	$146,337	$141,926	$100,524

Shares outstanding (in thousands)	7,749	7,750	6,585
Tangible book value per share	$18.88	$18.31	$15.27

Total assets	$1,456,552	$1,416,215	$1,300,629
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	395	447	612
Tangible assets	$1,446,770	$1,406,381	$1,290,630

Tangible equity to tangible assets	10.11%	10.09%	7.79%

Results of Operations
Net Income
We had net income of $3.5 million, or $0.44 per diluted common share, for the three months ended March 31, 2019, compared to $3.2 million, or $0.47 per diluted common share, for the three months ended March 31, 2018. The increase of $299 thousand in net income in the first quarter of 2019 primarily reflects an increase of $914 thousand in noninterest income, an increase of $591 thousand in net interest income and a decrease in provision expense for loan losses of $132 thousand. This was partially offset by an increase of $1.2 million in noninterest expenses and an increase in income tax provision of $105 thousand.
Net Interest Income
Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities.
We had net interest income of $12.7 million and $12.1 million for the three months ended March 31, 2019 and 2018, respectively. The three months ended March 31, 2019 included a $2.7 million increase in interest income as well as a $2.1 million increase in interest expense, compared to the same period in 2018. The increase in interest income was primarily driven by an increase of $2.0 million in interest and fees on loans and an increase of $556 thousand in interest income from investment securities, whereas the increase in interest expense was primarily driven by an increase of $1.9 million in deposit interest expense and an increase of $134 thousand in interest expense on borrowed funds. The change in interest and fees on loans and interest income from investment securities for the three months ended March 31, 2019 compared to the same period 2018 was primarily driven by the growth in total loans and investment securities portfolios and by higher interest rates. The increase in deposit interest expense during three months ended March 31, 2019 was primarily due to higher average rates paid on deposits as a result of the increase in the target federal fund rate, as well as an increase in total deposits compared to the same period in 2018.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the three months ended March 31, 2019 was 3.76%, compared to 4.03% for the same period in 2018. The decrease of 27 basis points was primarily a result of higher cost of funds compared to the same period in 2018. Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended March 31, 2019 and 2018, the average yield on total loans was 5.64% and 5.32%, respectively. The yield on total loans was impacted by 17 basis points and 30 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended March 31, 2019 and 2018, benefited by 14 basis points and 25 basis points, respectively, as a result of the excess accretable yield. As of March 31, 2019 and December 31, 2018, our remaining accretable yield was $10.4 million and $10.9 million, respectively, and our nonaccretable difference was $5.6 million for both dates.
The following table sets forth information related to our average balance sheet, average yields on assets, and average rates of liabilities for the periods indicated. We derived these yields by dividing income or expense by the average daily balance of the corresponding assets or liabilities. In this table, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,125,213	$15,651	5.64%	$1,037,045	$13,604	5.32%
Investment securities(4):
Taxable	141,282	936	2.69	102,135	574	2.28
Tax-exempt	80,760	545	3.17	54,996	351	3.16
Interest-earning cash balances	28,076	176	2.54	27,090	106	1.59
Federal Home Loan Bank stock	8,325	134	6.53	8,303	139	6.78
Total interest-earning assets	$1,383,656	$17,442	5.14%	$1,229,569	$14,774	4.90%
Non-earning assets:
Cash and due from banks	24,794			18,531
Premises and equipment	13,289			13,362
Goodwill	9,387			9,387
Other intangible assets, net	425			644
Bank-owned life insurance	11,893			11,570
Allowance for loan losses	(11,563)			(11,822)
Other non-earning assets	11,841			12,195
Total assets	$1,443,722			$1,283,436
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$53,299	$48	0.37%	$63,501	$51	0.33%
Money market and savings deposits	306,496	1,094	1.45	273,699	548	0.81
Time deposits	544,130	2,979	2.22	456,555	1,579	1.40
Borrowings	55,814	353	2.57	56,819	219	1.56
Subordinated notes	14,896	250	6.81	14,844	250	6.83
Total interest-bearing liabilities	$974,635	$4,724	1.97%	$865,418	$2,647	1.24%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	300,680			298,681
Other liabilities	14,136			8,931
Shareholders' equity	154,271			110,406
Total liabilities and shareholders' equity	$1,443,722			$1,283,436
Net interest income		$12,718			$12,127
Interest spread			3.17%			3.66%
Net interest margin(5)			3.73			4.00
Tax equivalent effect			0.03			0.03
Net interest margin on a fully tax equivalent basis			3.76%			4.03%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $87 thousand and $78 thousand on tax-exempt securities for the three months ended March 31, 2019 and 2018, respectively, using the federal corporate tax rate of 21%.
(3) Includes nonaccrual loans
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

	For the three months ended March 31, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$850	$1,197	$2,047
Investment securities:
Taxable	115	247	362
Tax-exempt	(7)	201	194
Interest-earning cash balances	66	4	70
FHLB Stock	(5)	—	(5)
Total interest income	1,019	1,649	2,668
Interest-bearing liabilities
Interest-bearing demand deposits	6	(9)	(3)
Money market and savings deposits	474	72	546
Time deposits	1,054	346	1,400
Borrowings	138	(4)	134
Subordinated debt	(1)	1	—
Total interest expense	1,671	406	2,077
Change in net interest income	$(652)	$1,243	$591
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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of March 31, 2019, and December 31, 2018, our remaining accretable yield was $10.4 million and $10.9 million, respectively, and our nonaccretable difference was $5.6 million for both dates.
The provision for loan losses was $422 thousand for the three months ended March 31, 2019, compared to $554 thousand for the same period in 2018. The decrease in the provision for loan losses was primarily due to a decrease in specific reserves on impaired loans and a decrease in net chargeoffs. Our total nonaccrual loans decreased to $16.6 million at March 31, 2019 compared to $18.4 million at December 31, 2018. The decrease in nonaccrual loans is primarily due to a large loan relationship of $3.7 million that paid off during the first quarter of 2019, as well as a nonaccrual loan in the amount of $373 thousand moving to other real estate owned, partially offset by $3.0 million of new loans that moved to nonaccrual.
Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Noninterest income
Service charges on deposits	$625	$642
Net loss on sales of securities	(7)	—
Mortgage banking activities	1,120	236
Other charges and fees	548	494
Total noninterest income	$2,286	$1,372
Noninterest income increased $914 thousand to $2.3 million for the three months ended March 31, 2019, compared to $1.4 million for the same period in 2018. The increase in noninterest income was primarily due to an increase in mortgage banking activities of $884 thousand. The increase in mortgage banking activities was primarily due to the Company's investment in the expansion of the mortgage banking division in the third quarter of 2018, which contributed to higher volume of loans sales.
Noninterest Expense
The following table presents noninterest expense for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Noninterest expense
Salary and employee benefits	$6,913	$5,956
Occupancy and equipment expense	1,204	1,046
Professional service fees	362	266
Marketing expense	176	142
Printing and supplies expense	68	104
Data processing expense	595	436
Other expense	1,050	1,185
Total noninterest expense	$10,368	$9,135
Noninterest expenses increased $1.3 million to $10.4 million for the three months ended March 31, 2019, as compared to $9.1 million for the same period in 2018. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $957 thousand, an increase in data processing expense of $159 thousand, and an increase in occupancy and equipment expense of $158 thousand. The increase in salary and employee benefits between the periods resulted from an increase of 29 full-time employees, which includes the expansion of the mortgage banking division. The increase in data processing expense was primarily due to higher software costs to sustain the growth of the Company. The increase in occupancy and equipment expense was primarily due to higher building expense due to expansion into new locations.
Income Taxes and Tax-Related Items
During the three months ended March 31, 2019, we recognized income tax expense of $747 thousand on $4.2 million of pre-tax income resulting in an effective tax rate of 17.7%, compared to the same period in 2018, in which we recognized an income tax expense of $642 thousand on $3.8 million of pre-tax income, resulting in an effective tax rate of 16.9%. Refer to Note 8 - Income Taxes in the notes to the consolidated statements for a reconciliation between expected and actual income tax expense for the three months ended March 31, 2019 and 2018.

Financial Condition
Total assets were $1.46 billion at March 31, 2019 and $1.42 billion at December 31, 2018. Total assets increased by $40.3 million between these two dates primarily due to increases of $22.6 million in securities available-for-sale, $8.4 million in mortgage loans held for sale, $4.5 million in gross loans, and $2.7 million in cash and cash equivalents. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs. The increase in loans was primarily driven by the growth in our commercial and industrial portfolio. The increase in mortgage loans held for sale was primarily due to higher loan originations as a result of the addition of new mortgage lenders. The increase in cash and cash equivalents was primarily due to an increase of $4.3 million in cash balances held with the Federal Reserve Bank. The Company maintains a cash balance at the Federal Reserve and manages this liquidity balance on a daily basis as required, and may have significant cash balance fluctuations in the ordinary course of business based on inflows and outflows from changing loan totals, investment activity, and deposit flows.
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Securities available-for-sale:
U.S. government sponsored entities and agencies	$1,446	$2,397
State and political subdivision	89,417	75,146
Mortgage-backed securities: residential	9,654	9,739
Mortgage-backed securities: commercial	16,495	12,382
Collateralized mortgage obligations: residential	17,709	18,671
Collateralized mortgage obligations: commercial	35,489	31,988
U.S. Treasury	17,658	20,481
SBA	20,575	15,688
Asset backed securities	5,807	3,842
Corporate bonds	12,624	13,924
Total securities available-for-sale	$226,874	$204,258
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At March 31, 2019, total investment securities were $226.9 million, or 15.6% of total assets, compared to $204.3 million, or 14.4% of total assets, at December 31, 2018. The $22.6 million increase in securities available for sale from December 31, 2018 to March 31, 2019, primarily reflected increases in obligations of state and political subdivisions, collateralized mortgage obligations: commercial, mortgage backed securities: commercial, SBA securities and asset backed securities. Securities with a carrying value of $26.0 million and $22.7 million were pledged at March 31, 2019 and December 31, 2018, respectively, to secure borrowings and deposits.
As of March 31, 2019, the Company held 56 tax-exempt state and local municipal securities totaling $41.9 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2019 and December 31, 2018. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	March 31, 2019
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$1,417	3.21%	$—	—%
State and political subdivision	180	2.04	6,245	2.17	16,283	2.91	65,182	3.45
Mortgage-backed securities: residential	—	—	216	0.94	173	2.31	9,523	3.10
Mortgage-backed securities: commercial	—	—	4,603	2.32	8,609	3.05	3,269	3.61
Collateralized mortgage obligations: residential	—	—	—	—	812	2.10	17,121	3.18
Collateralized mortgage obligations: commercial	—	—	9,324	2.91	13,860	3.08	12,414	2.47
U.S. Treasury	—	—	18,184	1.58	—	—	—	—
SBA	—	—	—	—	3,744	3.56	16,940	2.86
Asset backed securities	—	—	—	—	—	—	5,811	3.35
Corporate bonds	501	1.80	10,572	3.48	1,491	3.67	—	—
Total securities available-for-sale	$681	1.86%	$49,144	2.38%	$46,389	3.06%	$130,260	3.22%

	December 31, 2018
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$2,404	3.09%	$—	—%
State and political subdivision	181	2.02	6,273	2.16	16,329	2.91	52,310	3.41
Mortgage-backed securities: residential	—	—	235	1.21	183	2.33	9,696	2.84
Mortgage-backed securities: commercial	—	—	6,124	2.30	5,016	2.91	1,454	3.46
Collateralized mortgage obligations: residential	—	—	—	—	837	2.09	18,079	3.22
Collateralized mortgage obligations: commercial	—	—	9,772	2.90	10,047	3.27	12,571	2.49
U.S. Treasury	—	—	21,232	1.53	—	—	—	—
SBA	—	—	—	—	1,664	3.17	14,192	3.21
Asset backed securities	—	—	—	—	—	—	3,872	3.04
Corporate bonds	1,501	2.04	10,034	3.43	2,471	3.75	—	—
Total securities available-for-sale	$1,682	2.04%	$53,670	2.29%	$38,951	3.06%	$112,174	3.19%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of March 31,	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial real estate:
Non-owner occupied	$361,066	$367,671	$343,420	$322,354	$240,161
Owner occupied	187,001	194,422	168,342	169,348	146,487
Total commercial real estate	548,067	562,093	511,762	491,702	386,648
Commercial and industrial	401,588	383,455	377,686	342,069	254,808
Residential real estate	180,386	180,018	144,439	118,730	116,734
Consumer	1,056	999	1,036	892	1,528
Total loans	$1,131,097	$1,126,565	$1,034,923	$953,393	$759,718
Total loans were $1.13 billion at March 31, 2019, an increase of $4.5 million from December 31, 2018. The total increase in loans of $4.5 million was primarily due to an increase in commercial and industrial loans of $18.1 million, partially offset by a decrease in commercial real estate loans of $14.0 million. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of March 31, 2019, approximately 48.5% of our loans were commercial real estate, 35.5% were commercial and industrial, and 16.0% were residential real estate and consumer loans.
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

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of March 31, 2019.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
March 31, 2019
Commercial real estate	$72,798	$338,539	$136,730	$548,067
Commercial and industrial	101,296	156,954	143,338	401,588
Residential real estate	1,729	4,061	174,596	180,386
Consumer	246	520	290	1,056
Total Loans	$176,069	$500,074	$454,954	$1,131,097
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$387,138	$148,170
Floating interest rates		112,936	306,784
Total		$500,074	$454,954
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
Total classified and criticized loans as of March 31, 2019 compared to December 31, 2018 were as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Classified loans:
Substandard	$15,669	$18,391
Doubtful	83	44
Total classified loans	$15,752	$18,435
Special mention	9,612	13,081
Total classified and criticized loans	$25,364	$31,516
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of March 31,	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans
Commercial real estate	$2,694	$5,927	$2,257	$147	$141
Commercial and industrial	10,495	9,605	9,024	13,389	309
Residential real estate	3,456	2,915	2,767	1,498	1,177
Total nonaccrual loans(1)	16,645	18,447	14,048	15,034	1,627
Other real estate owned	373	—	652	258	81
Total nonperforming assets	17,018	18,447	14,700	15,292	1,708
Performing troubled debt restructurings
Commercial real estate	—	—	—	290	—
Commercial and industrial	562	568	961	1,018	1,069
Residential real estate	363	363	261	207	279
Total performing troubled debt restructurings	925	931	1,222	1,515	1,348
Total impaired assets, excluding ASC 310-30 loans	$17,943	$19,378	$15,922	$16,807	$3,056
Loans 90 days or more past due and still accruing	$453	$243	$440	$377	$883
______________________________________________________

(1)	Nonaccrual loans include nonperforming troubled debt restructurings of $4.8 million, $5.0 million, $6.4 million, $5.8 million, and $564 thousand, at the respective dates indicated above.
During the three months ended March 31, 2019 and 2018, the Company recorded $414 thousand and $39 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $7.7 million, $7.9 million, $9.7 million, $11.6 million and $17.6 million at the respective dates indicated in the table above.

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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$11,566	$11,713
Loan charge-offs:
Commercial real estate	—	(11)
Commercial and industrial	(95)	(750)
Residential real estate	—	(50)
Consumer	(6)	(7)
Total loan charge-offs	(101)	(818)
Recoveries of loans previously charged-off:
Commercial real estate	—	2
Commercial and industrial	50	37
Residential real estate	21	18
Consumer	2	—
Total loan recoveries	73	57
Net charge-offs	(28)	(761)
Provision for loan losses	422	554
Balance at end of period	$11,960	$11,506
Allowance for loan losses as a percentage of period-end loans	1.06	1.03
Net charge-offs to average loans	0.01	0.29
Our allowance for loan losses was $12.0 million, or 1.06% of loans, at March 31, 2019 compared to $11.6 million, or 1.03% of loans at December 31, 2018. The $394 thousand increase in the allowance for loan losses during the three months ended March 31, 2019 was primarily due to a $229 thousand increase in specific reserves related to impaired loans as well as an increase in general reserves related to organic loan growth.

The following table presents, by loan type, the allocation of the allowance for loan losses for the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
March 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,181	48.5%
Commercial and industrial	5,606	35.5
Residential real estate	1,170	15.9
Consumer	3	0.1
Total loans	$11,960	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9
Residential real estate	1,030	12.5
Consumer	3	0.1
Total loans	$11,089	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$3,299	50.9%
Commercial and industrial	3,256	33.5
Residential real estate	1,307	15.4
Consumer	28	0.2
Total loans	$7,890	100.0%
Deposits
Total deposits were $1.15 billion at March 31, 2019 and $1.13 billion at December 31, 2018, representing 88.5% and 89.7% of total liabilities at each date, respectively. The increase in deposits of $16.8 million was due to an increase of $31.5 million in money market and savings deposits, partially offset by a decrease of $15.4 million in demand deposits. Our average interest-bearing deposit costs were 1.85% and 1.11% for the three months ended March 31, 2019 and 2018, respectively. The increase in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the increase in overnight market rates, as measured by the target federal funds rate. The target federal funds rate rose 1.00% during 2018 and did not rise during the three months ended March 31, 2019.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At March 31, 2019 and December 31, 2018, the Company had approximately $109.2 million and $110.3 million in brokered deposits, respectively. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
For periods prior to September 30, 2018, Certificate of Deposit Account Registry Service (CDARS) and reciprocal money market accounts were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With the passage of The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, these items are no longer considered brokered deposits. Included in the brokered deposits total at December 31, 2018 were $1.8 million in CDARS customer deposit accounts.
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
The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended March 31, 2019
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$300,964	25.0%	—%
Interest-bearing demand deposits	53,015	4.4	0.37
Money market and savings deposits	306,496	25.4	1.45
Time deposits	544,130	45.2	2.22
Total deposits	$1,204,605	100.0%	1.39%
The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	March 31, 2019
Maturing in:
3 months or less	$3,507
3 months to 6 months	93,372
6 months to 1 year	130,753
1 year or greater	101,408
Total	$329,040
Borrowings
Total debt outstanding at March 31, 2019 was $132.8 million, an increase of $18.3 million from $114.5 million at December 31, 2018. The increase in total borrowings was primarily due to an increase of $20.0 million in long-term FHLB advances and $5.0 million in short-term FHLB advances, partially offset by a $5.0 million payoff in our federal funds purchased and $1.6 million decrease in our FHLB line of credit. The increase in total borrowings was a result of the addition of FHLB advances used to fund liquidity needs of the Company.
At March 31, 2019, FHLB advances were secured by a blanket lien on $396.3 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $898 thousand. At December 31, 2018, FHLB advances were secured by a blanket lien on $372.5 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.0 million.
As of March 31, 2019 and December 31, 2018, the Company had $15.0 million of subordinated notes outstanding at each date, and debt issuance costs of $95 thousand and $109 thousand, respectively, related to these subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semi-annually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.

Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	Three months ended March 31,
(Dollars in thousands)	2019	2018
FHLB Line of Credit
Average daily balance	$320	$—
Weighted-average rate during period	2.65%	—%
Amount outstanding at period end	$895	$—
Weighted-average rate at period end	2.84%	—%
Maximum month-end balance	$895	$—
Securities sold under agreements to repurchase
Average daily balance	$533	$1,198
Weighted-average rate during period	0.30%	0.28%
Amount outstanding at period end	$585	$1,287
Weighted-average rate at period end	0.30%	0.30%
Maximum month-end balance	$682	$1,287
FHLB Advances
Average daily balance	$48,028	$44,112
Weighted-average rate during period	2.63%	1.51%
Amount outstanding at period end	$95,000	$40,000
Weighted-average rate at period end	2.64%	1.58%
Maximum month-end balance	$95,000	$40,000
Federal funds purchased
Average daily balance	$3,278	$—
Weighted-average rate during period	3.01%	—%
Amount outstanding at period end	$—	$—
Weighted-average rate at period end	—%	—%
Maximum month-end balance	$—	$—

Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, sales and repurchases of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $4.3 million to $156.1 million at March 31, 2019 as compared to $151.8 million at December 31, 2018. The increase in shareholders' equity was primarily impacted by $3.5 million of net income generated during the three months ended March 31, 2019 as well as an increase of $2.0 million of other comprehensive income, partially offset by $1.1 million of stock repurchased through the share buyback program and $309 thousand of common stock dividends declared in the first quarter of 2019.
The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$151,760	$107,960
Net income	3,467	3,168
Other comprehensive income (loss)	2,069	(1,980)
Share buyback (46,626 shares)	(1,104)	—
Common stock dividends declared ($0.04 per share)	(309)	—
Exercise of stock options (12,300 shares)	125	1,192
Stock-based compensation expense, net of tax impact	111	183
Balance at end of period	$156,119	$110,523
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
During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective, certain provisions of which were subject to a multi-year phase-in period. As of January 1, 2019, the rules require the Company to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.5% the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer requirement was 2.5% as of March 31, 2019 and 1.875% as of December 31, 2018, which is reflected in the table below.
At March 31, 2019, the Company and the Bank met all the capital adequacy requirements to which they were subject.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
March 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	11.78%	4.50%	7.00%
Bank	12.19%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.78%	6.00%	8.50%
Bank	12.19%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	13.95%	8.00%	10.50%
Bank	13.15%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.19%	4.00%	4.00%
Bank	10.56%	4.00%	4.00%	5.00%
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	11.82%	4.50%	6.38%
Bank	12.12%	4.50%	6.38%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.82%	6.00%	7.88%
Bank	12.12%	6.00%	7.88%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.00%	8.00%	9.88%
Bank	13.07%	8.00%	9.88%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.21%	4.00%	4.00%
Bank	10.48%	4.00%	4.00%	5.00%
_______________________________________________________________________________

(1)	Reflects the capital conservation buffer of 2.5% and 1.875% applicable during 2019 and 2018, respectively.

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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At March 31, 2019, the allowance for off-balance sheet risk was $25 thousand, and included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$6,820	$13,222	$8,608	$10,900
Unused lines of credit	24,142	234,329	18,672	229,490
Unused standby letters of credit	4,042	—	3,861	232
Of the total unused lines of credit of $258.5 million at March 31, 2019, $64.9 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.
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
At March 31, 2019, we had liquid assets of $236.8 million, compared to $213.7 million at December 31, 2018. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2019, we had $115.9 million of outstanding borrowings from the FHLB. The advances were secured by a blanket lien on $396.3 million of real estate-related loans as of March 31, 2019. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $111.1 million. In addition, the Bank can borrow up to $130.0 million through the unsecured lines of credit it has established with nine other banks, as well as $5.0 million through a secured line with the Federal Reserve Bank.
In addition, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets based on current policy limits, which at March 31, 2019 was approximately $581.7 million. Management believed that we had adequate resources to fund all of our commitments as of March 31, 2019.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	March 31, 2019	December 31, 2018
Investment securities available-for-sale to total assets	15.58%	14.42%
Loans to total deposits	98.23	99.29
Interest-earning assets to total assets	95.66	95.31
Interest-bearing deposits to total deposits	74.54	72.73

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
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
The estimated impact on our net interest income as of March 31, 2019 and December 31, 2018, assuming immediate parallel moves in interest rates is presented in the table below.

	March 31, 2019		December 31, 2018
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	4.3%	0.7%	1.8%	(1.0)%
+300 basis points	3.7	1.2	1.8	(0.2)
+200 basis points	2.9	1.4	1.5	0.4
+100 basis points	2.0	1.3	1.3	0.8
-100 basis points	(1.5)	(1.1)	(0.9)	(0.8)
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
The table below presents the change in our economic value of equity as of March 31, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates.

Change in rates	March 31, 2019	December 31, 2018
+400 basis points	(36.7)%	(38.1)%
+300 basis points	(26.7)	(28.5)
+200 basis points	(16.9)	(18.3)
+100 basis points	(7.9)	(8.4)
-100 basis points	7.4	7.9

Item 4 – Controls and Procedures
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
Item 1 – Legal Proceedings
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
Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs
January 1-31, 2019	—	$—	—
February 1-28, 2019	39,919	23.73	39,919
March 1-31, 2019	6,707	23.35	6,707
Total	46,626	$23.67	46,626
Under applicable state law, Michigan corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of March 31, 2019, the total shares repurchased in the amount of $1.1 million were redeemed but remain authorized, unissued shares.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures
Not Applicable.
Item 5 – Other Information
None.
Item 6 – Exhibits

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level One Bancorp, Inc.

Date: May 10, 2019	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2019	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)