Form 10-Q
period 2019-06-30
Level One Bancorp Inc
filed 2019-08-09
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of August 5, 2019, the number of shares outstanding of the registrant’s Common Stock, no par value, was 7,730,530 shares.

Level One Bancorp, Inc.

PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$50,120	$33,296
Securities available-for-sale	218,145	204,258
Federal Home Loan Bank stock	8,325	8,325
Mortgage loans held for sale, at fair value	22,822	5,595
Loans:
Originated loans	1,088,395	1,041,898
Acquired loans	78,106	84,667
Total loans	1,166,501	1,126,565
Less: Allowance for loan losses	(12,353)	(11,566)
Net loans	1,154,148	1,114,999
Premises and equipment	13,188	13,242
Goodwill	9,387	9,387
Other intangible assets, net	359	447
Bank-owned life insurance	11,992	11,866
Income tax benefit	791	2,467
Other assets	16,099	12,333
Total assets	$1,505,376	$1,416,215
Liabilities
Deposits:
Noninterest-bearing demand deposits	$317,747	$309,384
Interest-bearing demand deposits	50,605	52,804
Money market and savings deposits	315,477	287,575
Time deposits	545,616	484,872
Total deposits	1,229,445	1,134,635
Borrowings	76,934	99,574
Subordinated notes	14,920	14,891
Other liabilities	21,210	15,355
Total liabilities	1,342,509	1,264,455
Shareholders' equity
Common stock, no par value per share:
Authorized—20,000,000 shares
Issued and outstanding—7,728,280 shares at June 30, 2019 and 7,750,216 shares at December 31, 2018	89,442	90,621
Retained earnings	69,295	62,891
Accumulated other comprehensive income (loss), net of tax	4,130	(1,752)
Total shareholders' equity	162,867	151,760
Total liabilities and shareholders' equity	$1,505,376	$1,416,215

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest income
Originated loans, including fees	$14,125	$11,833	$28,019	$23,011
Acquired loans, including fees	1,637	2,293	3,394	4,719
Securities:
Taxable	980	667	1,916	1,241
Tax-exempt	595	380	1,140	731
Federal funds sold and other	320	207	630	452
Total interest income	17,657	15,380	35,099	30,154
Interest Expense
Deposits	4,617	2,487	8,738	4,665
Borrowed funds	346	225	699	444
Subordinated notes	253	253	503	503
Total interest expense	5,216	2,965	9,940	5,612
Net interest income	12,441	12,415	25,159	24,542
Provision expense (benefit) for loan losses	429	(710)	851	(156)
Net interest income after provision for loan losses	12,012	13,125	24,308	24,698
Noninterest income
Service charges on deposits	662	618	1,287	1,260
Net gain on sales of securities	7	—	—	—
Mortgage banking activities	2,316	404	3,436	640
Net gain on sale of commercial loans	—	11	—	11
Other charges and fees	492	419	1,040	913
Total noninterest income	3,477	1,452	5,763	2,824
Noninterest expense
Salary and employee benefits	7,193	6,169	14,106	12,125
Occupancy and equipment expense	1,168	1,074	2,372	2,120
Professional service fees	385	471	747	737
Marketing expense	288	291	464	433
Printing and supplies expense	104	112	172	216
Data processing expense	606	511	1,201	947
Other expense	1,423	1,077	2,473	2,262
Total noninterest expense	11,167	9,705	21,535	18,840
Income before income taxes	4,322	4,872	8,536	8,682
Income tax provision	767	860	1,514	1,502
Net income	$3,555	$4,012	$7,022	$7,180
Per common share data:
Basic earnings per common share	$0.46	$0.54	$0.91	$1.02
Diluted earnings per common share	$0.45	$0.53	$0.89	$1.00
Cash dividends declared per common share	$0.04	$0.03	$0.08	$0.06
Weighted average common shares outstanding—basic	7,741	7,456	7,746	7,050
Weighted average common shares outstanding—diluted	7,856	7,613	7,862	7,211
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$3,555	$4,012	$7,022	$7,180
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	4,835	(264)	7,447	(2,769)
Reclassification adjustment for gains included in income	(7)	—	—	—
Tax effect(1)	(1,015)	56	(1,565)	581
Net unrealized gains (losses) on securities available-for-sale, net of tax	3,813	(208)	5,882	(2,188)
Total comprehensive income, net of tax	$7,368	$3,804	$12,904	$4,992
__________________________________________________________________________
(1) Includes $1 thousand of tax expense related to reclassification for the three months ended June 30, 2019. There was no tax expense (benefit) related to reclassification for the six months ended June 30, 2019 or for the three months and six months ended June 30, 2018.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY — (UNAUDITED)

	For the three months ended June 30, 2019
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 31, 2019	$89,753	$66,049	$317	$156,119
Net income	—	3,555	—	3,555
Other comprehensive income	—	—	3,813	3,813
Redeemed stock (21,301 shares)	(516)	—	—	(516)
Common stock dividends declared ($0.04 per share)	—	(309)	—	(309)
Exercise of stock options (3,000 shares)	31	—	—	31
Stock-based compensation expense	174	—	—	174
Balance at June 30, 2019	$89,442	$69,295	$4,130	$162,867

	For the six months ended June 30, 2019
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2018	$90,621	$62,891	$(1,752)	$151,760
Net income	—	7,022	—	7,022
Other comprehensive income	—	—	5,882	5,882
Redeemed stock (67,927 shares)	(1,620)	—	—	(1,620)
Common stock dividends declared ($0.08 per share)	—	(618)	—	(618)
Exercise of stock options (15,300 shares)	156	—	—	156
Stock-based compensation expense	285	—	—	285
Balance at June 30, 2019	$89,442	$69,295	$4,130	$162,867

	For the three months ended June 30, 2018
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 31, 2018	$60,886	$52,568	$(2,931)	$110,523
Net income	—	4,012	—	4,012
Other comprehensive loss	—	—	(208)	(208)
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	29,030	—	—	29,030
Common stock dividend paid ($0.03 per share)	—	(197)	—	(197)
Exercise of stock options (6,450 shares)	65	—	—	65
Stock-based compensation expense	220	—	—	220
Balance at June 30, 2018	$90,201	$56,383	$(3,139)	$143,445

	For the six months ended June 30, 2018
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2017	$59,511	$49,232	$(783)	$107,960
Net income	—	7,180	—	7,180
Other comprehensive loss	—	—	(2,188)	(2,188)
Reclass of tax reform adjustments due to early adoption of ASU 2018-02	—	168	(168)	—
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	29,030	—	—	29,030
Common stock dividend paid ($0.03 per share)	—	(197)	—	(197)
Exercise of stock options (125,394 shares)	1,257	—	—	1,257
Stock-based compensation expense	403	—	—	403
Balance at June 30, 2018	$90,201	$56,383	$(3,139)	$143,445
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$7,022	$7,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	660	663
Amortization of core deposit intangibles	88	110
Stock-based compensation expense	328	403
Provision expense (benefit) for loan losses	851	(156)
Net securities premium amortization	837	634
Originations of loans held for sale	(108,134)	(24,151)
Proceeds from sales of loans originated for sale	92,942	25,055
Net gain on sales of loans	(3,436)	(651)
Accretion on acquired purchase credit impaired loans	(1,175)	(1,909)
Gain on sale of other real estate owned and repossessed assets	—	(48)
Increase in cash surrender value of life insurance, net of 1035 exchange charge	(126)	(161)
Amortization of debt issuance costs	29	23
Net (increase) decrease in accrued interest receivable and other assets	(2,949)	4,827
Net increase in accrued interest payable and other liabilities	5,356	2,519
Net cash (used in) provided by operating activities	(7,707)	14,338
Cash flows from investing activities
Net increase in loans	(37,609)	(8,745)
Principal payments on securities available-for-sale	8,631	4,295
Purchases of securities available-for-sale	(51,373)	(52,776)
Additions to premises and equipment	(704)	(391)
Proceeds from:
Sale of securities available-for-sale	35,465	—
Sale of other real estate owned and repossessed assets	—	700
Net cash used in investing activities	(45,590)	(56,917)
Cash flows from financing activities
Net increase (decrease) in deposits	94,810	(55,166)
Change in short-term borrowings	(52,604)	38,795
Issuances of long term FHLB advances	30,000	—
Change in secured borrowing	(36)	(34)
Net proceeds from issuance of common stock related to initial public offering	—	29,030
Share buyback - redeemed stock	(1,620)	—
Common stock dividends paid	(542)	(197)
Proceeds from exercised stock options	156	1,257
Payments related to tax-withholding for share based compensation awards	(43)	—
Net cash provided by financing activities	70,121	13,685
Net change in cash and cash equivalents	16,824	(28,894)
Beginning cash and cash equivalents	33,296	63,661
Ending cash and cash equivalents	$50,120	$34,767

Supplemental disclosure of cash flow information:
Interest paid	$9,569	$5,726
Income taxes paid	1,196	100
Transfer from loans held for sale to loans held for investment	1,429	304
Transfer from loans to other real estate owned	373	—
Transfer from premises and equipment to other assets	—	20
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
JUNE 30, 2019
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the "Company" “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. Its wholly owned bank subsidiary, Level One Bank (the "Bank"), has 13 offices, including 9 banking centers (our full service branches) in Oakland County, one banking center in each of Detroit and Grand Rapids, Michigan’s two largest cities, one banking center in Sterling Heights, and one mortgage loan production office in Ann Arbor.
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
The Company's subsidiary, Hamilton Court Insurance Company ("Hamilton Court"), is a wholly owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank and reinsurance to ten other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Hamilton Court was designed to insure the risks of the Company and the Bank by providing additional insurance coverage for deductibles, excess limits and uninsured exposures. Hamilton Court is domiciled in Nevada.
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
Use of Estimates:
To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore, future results could differ.

Change in Accounting Policy:
For fiscal years beginning after December 31, 2018, the Company has elected to evaluate goodwill for impairment as of October 1st as opposed to September 30th, as was done in the preceding years. The change will have no impact on the current year's or prior years' financial statements.
Emerging Growth Company Status:
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements we file in the future for as long as we remain an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies.
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
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," to improve the accounting for financial instruments. This ASU requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, as well as the required use of exit pricing when measuring the fair value of financial instruments for disclosure purposes. The guidance will be effective for the Company for fiscal years beginning after December  15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and is to be applied prospectively with a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently developing processes and procedures to comply with the disclosures requirements of this ASU, which will impact the disclosures the Company makes related to fair value of its financial instruments. This standard is not expected to have a material impact on the Company's consolidated financial statements. The Company is planning to adopt this new guidance within the time frames stated above.

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
In July 2019, the FASB made a proposal to delay the effective date for the credit losses standard to January 2023 for certain entities, including certain SEC filers, public business entities, and private companies.  As a smaller reporting company, the Company would be eligible for the proposed delay if it is effected. The Company is currently evaluating the impact of the proposed delay on its implementation project plan as well as the impact of adopting this new guidance on the consolidated financial statements, current systems and processes. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Company is planning to adopt this new guidance within the time frames stated above but would delay the implementation to the delayed effective date if the proposed delay is effected.
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

NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
U.S. government sponsored entities & agencies	$1,420	$68	$—	$1,488
State and political subdivision	88,350	3,777	(15)	92,112
Mortgage-backed securities: residential	13,221	193	(150)	13,264
Mortgage-backed securities: commercial	16,407	660	(9)	17,058
Collateralized mortgage obligations: residential	9,769	38	(121)	9,686
Collateralized mortgage obligations: commercial	32,013	724	(16)	32,721
U.S. Treasury	6,061	23	(77)	6,007
SBA	24,709	122	(127)	24,704
Asset backed securities	10,381	—	(106)	10,275
Corporate bonds	10,586	246	(2)	10,830
Total available-for-sale	$212,917	$5,851	$(623)	$218,145
December 31, 2018
U.S. government sponsored entities & agencies	$2,404	$4	$(11)	$2,397
State and political subdivision	75,093	657	(604)	75,146
Mortgage-backed securities: residential	10,114	4	(379)	9,739
Mortgage-backed securities: commercial	12,594	17	(229)	12,382
Collateralized mortgage obligations: residential	18,916	51	(296)	18,671
Collateralized mortgage obligations: commercial	32,390	98	(500)	31,988
U.S. Treasury	21,232	—	(751)	20,481
SBA	15,856	—	(168)	15,688
Asset backed securities	3,872	—	(30)	3,842
Corporate bonds	14,006	18	(100)	13,924
Total available-for-sale	$206,477	$849	$(3,068)	$204,258
The proceeds from sales of securities and the associated gains and losses for the three and six months ended June 30, 2019 are summarized below. There were no sales of securities during the three and six months ended June 30, 2018.

(Dollars in thousands)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Proceeds	$29,465	$35,465
Gross gains	277	341
Gross losses	(270)	(341)

The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$1,244	$1,246
One to five years	33,114	33,502
Five to ten years	54,097	55,976
Beyond ten years	124,462	127,421
Total	$212,917	$218,145
Securities pledged at June 30, 2019 and December 31, 2018 had a carrying amount of $33.6 million and $22.7 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of June 30, 2019, the Bank held 57 tax-exempt state and local municipal securities totaling $42.6 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at June 30, 2019 and December 31, 2018 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
June 30, 2019
Available-for-sale
State and political subdivision	$—	$—	$2,243	$(15)	$2,243	$(15)
Mortgage-backed securities: residential	—	—	6,462	(150)	6,462	(150)
Mortgage-backed securities: commercial	—	—	1,338	(9)	1,338	(9)
Collateralized mortgage obligations: residential	—	—	7,089	(121)	7,089	(121)
Collateralized mortgage obligations: commercial	—	—	1,738	(16)	1,738	(16)
U.S. Treasury	—	—	4,013	(77)	4,013	(77)
SBA	4,147	(7)	14,003	(120)	18,150	(127)
Asset backed securities	10,275	(106)	—	—	10,275	(106)
Corporate bonds	—	—	1,005	(2)	1,005	(2)
Total available-for-sale	$14,422	$(113)	$37,891	$(510)	$52,313	$(623)
December 31, 2018
Available-for-sale
U.S. government sponsored entities & agencies	$978	$(11)	$—	$—	$978	$(11)
State and political subdivision	5,121	(25)	27,667	(579)	32,788	(604)
Mortgage-backed securities: residential	2,595	(4)	6,393	(375)	8,988	(379)
Mortgage-backed securities: commercial	1,967	(8)	8,944	(221)	10,911	(229)
Collateralized mortgage obligations: residential	3,814	(27)	8,958	(269)	12,772	(296)
Collateralized mortgage obligations: commercial	—	—	17,939	(500)	17,939	(500)
U.S. Treasury	—	—	20,481	(751)	20,481	(751)
SBA	12,420	(91)	3,268	(77)	15,688	(168)
Asset backed securities	3,842	(30)	—	—	3,842	(30)
Corporate bonds	7,526	(28)	2,950	(72)	10,476	(100)
Total available-for-sale	$38,263	$(224)	$96,600	$(2,844)	$134,863	$(3,068)

As of June 30, 2019, the Company's investment portfolio consisted of 251 securities, 54 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.
NOTE 3—LOANS
The following table presents the recorded investment in loans at June 30, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
June 30, 2019
Commercial real estate	$500,593	$57,411	$558,004
Commercial and industrial	412,065	8,747	420,812
Residential real estate	174,824	11,913	186,737
Consumer	913	35	948
Total	$1,088,395	$78,106	$1,166,501
December 31, 2018
Commercial real estate	$500,809	$61,284	$562,093
Commercial and industrial	375,130	8,325	383,455
Residential real estate	165,015	15,003	180,018
Consumer	944	55	999
Total	$1,041,898	$84,667	$1,126,565
At June 30, 2019 and December 31, 2018, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $22.8 million and $5.6 million, respectively. During the three months ended June 30, 2019 and 2018, the Company sold residential real estate loans with proceeds totaling $63.8 million and $11.0 million, respectively and $92.9 million and $25.1 million, during the six months ended June 30, 2019 and 2018, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial real estate	$2,979	$5,927
Commercial and industrial	9,559	9,605
Residential real estate	2,006	2,915
Total nonaccrual loans	14,544	18,447
Other real estate owned	373	—
Total nonperforming assets	$14,917	$18,447
Loans 90 days or more past due and still accruing	$331	$243
At June 30, 2019 and December 31, 2018, all of the loans 90 days or more past due and still accruing were PCI loans.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
June 30, 2019
Commercial real estate	$556,554	$726	$293	$431	$558,004
Commercial and industrial	420,502	180	23	107	420,812
Residential real estate	181,317	3,878	703	839	186,737
Consumer	940	8	—	—	948
Total	$1,159,313	$4,792	$1,019	$1,377	$1,166,501
December 31, 2018
Commercial real estate	$559,523	$497	$—	$2,073	$562,093
Commercial and industrial	381,424	664	82	1,285	383,455
Residential real estate	174,831	2,499	1,314	1,374	180,018
Consumer	998	—	1	—	999
Total	$1,116,776	$3,660	$1,397	$4,732	$1,126,565
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, was as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans	$14,544	$18,447
Performing troubled debt restructurings:
Commercial and industrial	558	568
Residential real estate	363	363
Total performing troubled debt restructurings	921	931
Total impaired loans, excluding purchase credit impaired loans	$15,465	$19,378
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
As of June 30, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $5.7 million and $5.9 million, respectively. The Company allocated a specific reserve of $414 thousand for those loans at June 30, 2019 and a specific reserve of $258 thousand for those loans at December 31, 2018. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of June 30, 2019, there were $4.8 million of nonperforming TDRs and $921 thousand of performing TDRs included in impaired loans. As of December 31, 2018, there were $5.0 million of nonperforming TDRs and $931 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

The following table presents the recorded investment of loans modified as TDRs during the three and six months ended June 30, 2019 and 2018, by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
Three months ended June 30, 2019
Commercial and industrial	—	—	47	1	$47	—	16
Total	$—	$—	$47	1	$47	$—	$16
Six months ended June 30, 2019
Commercial and industrial	—	—	369	2	369	—	174
Total	$—	$—	$369	2	$369	$—	$174
Three months ended June 30, 2018
Commercial real estate	$—	$—	$691	1	$691	$101	$—
Commercial and industrial	138	—	93	2	231	—	—
Residential real estate	—	—	110	2	110	—	5
Total	$138	$—	$894	5	$1,032	$101	$5
Six months ended June 30, 2018
Commercial real estate	$—	$—	$2,793	4	$2,793	$101	$—
Commercial and industrial	138	—	1,004	3	1,142	—	—
Residential real estate	—	—	110	2	110	—	5
Total	$138	$—	$3,907	9	$4,045	$101	$5
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified as TDRs during the twelve months ending June 30, 2018 for which there was a subsequent payment default, including the recorded investment as of the period end. There were no loans modified as TDRs during the twelve months ending June 30, 2019 for which there was a subsequent default. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2019
Commercial real estate	$544,576	$10,364	$2,589	$475	$558,004
Commercial and industrial	403,991	4,816	11,964	41	420,812
Total	$948,567	$15,180	$14,553	$516	$978,816
December 31, 2018
Commercial real estate	$545,843	$10,240	$5,966	$44	$562,093
Commercial and industrial	368,189	2,841	12,425	—	383,455
Total	$914,032	$13,081	$18,391	$44	$945,548
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2019
Residential real estate	$184,731	$2,006	$186,737
Consumer	948	—	948
Total	$185,679	$2,006	$187,685
December 31, 2018
Residential real estate	$177,103	$2,915	$180,018
Consumer	999	—	999
Total	$178,102	$2,915	$181,017

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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
June 30, 2019
Commercial real estate	$6,560	$3,868
Commercial and industrial	301	173
Residential real estate	4,354	3,099
Total PCI loans	$11,215	$7,140
December 31, 2018
Commercial real estate	$7,406	$4,344
Commercial and industrial	177	122
Residential real estate	4,974	3,409
Total PCI loans	$12,557	$7,875
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Accretable yield at beginning of period	$10,363	$13,534	$10,947	$14,452
Accretion of income	(591)	(991)	(1,175)	(1,909)
Adjustments to accretable yield	422	(159)	422	(159)
Other activity, net	—	6	—	6
Accretable yield at end of period	$10,194	$12,390	$10,194	$12,390
"Accretion of income" represents the income earned on these loans for the year. "Adjustments to accretable yield" represents the net amount of accretable yield added or removed as a result of the semi-annual re-estimation of expected cash flows.

NOTE 4—ALLOWANCE FOR LOAN LOSSES
An allowance for loan losses is maintained to absorb probable incurred losses from the loan portfolio. The allowance for loan losses is based on management's continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonaccrual loans.
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of June 30, 2019, the Company had six PCI loan pools and 11 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
For loans not accounted for under ASC 310-30, the Company individually evaluates certain impaired loans on a quarterly basis and establishes specific allowances for such loans, if required. A loan is considered impaired when it is probable that interest or principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all loans for which the accrual of interest has been discontinued (nonaccrual loans) and all TDRs are considered impaired. The Company individually evaluates nonaccrual loans with book balances of $250 thousand or more, all loans whose terms have been modified in a TDR, and certain other loans. The threshold for individual evaluation is revised on an infrequent basis, generally when economic circumstances significantly change. Specific allowances for impaired loans are estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows. All other impaired loans are individually evaluated by identifying its risk characteristics and applying the standard reserve factor for the corresponding loan pool.
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

Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance (1)	Total recorded investment	Contractual principal balance	Related allowance (1)
June 30, 2019
Individually evaluated impaired loans:
Commercial real estate	$2,979	$—	$2,979	$3,136	$—
Commercial and industrial	6,006	3,813	9,819	10,229	758
Residential real estate	1,255	189	1,444	1,582	19
Total	$10,240	$4,002	$14,242	$14,947	$777
December 31, 2018
Individually evaluated impaired loans:
Commercial real estate	$5,898	$3,991	$9,889	$13,076	$815
Commercial and industrial	5,892	4,059	9,951	10,411	526
Residential real estate	1,666	3,255	4,921	6,604	101
Total	$13,456	$11,305	$24,761	$30,091	$1,442
(1) December 31, 2018 individually evaluated impaired loans included $7.2 million of PCI loans with a related allowance of $920 thousand. June 30, 2019 individually evaluated impaired loans do not include PCI loans with a related allowance.

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended June 30, 2019
Individually evaluated impaired loans (1):
Commercial real estate	$2,927	$—	$1
Commercial and industrial	10,220	10	—
Residential real estate	2,111	7	10
Total	$15,258	$17	$11
For the six months ended June 30, 2019
Individually evaluated impaired loans (1):
Commercial real estate	$4,675	$—	$174
Commercial and industrial	10,535	19	224
Residential real estate	2,476	14	10
Total	$17,686	$33	$408
For the three months ended June 30, 2018
Individually evaluated impaired loans (1):
Commercial real estate	$9,571	$434	$—
Commercial and industrial	6,829	23	112
Residential real estate	5,375	93	—
Total	$21,775	$550	$112
For the six months ended June 30, 2018
Individually evaluated impaired loans (1):
Commercial real estate	$9,650	$846	$—
Commercial and industrial	9,335	48	112
Residential real estate	5,309	181	—
Total	$24,294	$1,075	$112
(1) June 30, 2018 individually evaluated impaired loans included PCI loans, whereas June 30, 2019 individually evaluated impaired loans excluded PCI loans.

Activity in the allowance for loan losses and the allocation of the allowance for loans was as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$5,181	$5,606	$1,170	$3	$11,960
Provision (benefit) for loan losses	111	363	(50)	5	429
Gross chargeoffs	(74)	(20)	—	(8)	(102)
Recoveries	1	41	22	2	66
Net (chargeoffs) recoveries	(73)	21	22	(6)	(36)
Ending allowance for loan losses	$5,219	$5,990	$1,142	$2	$12,353
For the six months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$5,227	$5,174	$1,164	$1	$11,566
Provision (benefit) for loan losses	65	840	(65)	11	851
Gross chargeoffs	(74)	(115)	—	(14)	(203)
Recoveries	1	91	43	4	139
Net (chargeoffs) recoveries	(73)	(24)	43	(10)	(64)
Ending allowance for loan losses	$5,219	$5,990	$1,142	$2	$12,353
For the three months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$5,076	$5,458	$967	$5	$11,506
Provision (benefit) for loan losses	85	(799)	(4)	8	(710)
Gross chargeoffs	(101)	(5)	—	(8)	(114)
Recoveries	—	769	14	—	783
Net (chargeoffs) recoveries	(101)	764	14	(8)	669
Ending allowance for loan losses	$5,060	$5,423	$977	$5	$11,465
For the six months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$4,852	$5,903	$950	$8	$11,713
Provision (benefit) for loan losses	318	(528)	42	12	(156)
Gross chargeoffs	(112)	(758)	(47)	(15)	(932)
Recoveries	2	806	32	—	840
Net (chargeoffs) recoveries	(110)	48	(15)	(15)	(92)
Ending allowance for loan losses	$5,060	$5,423	$977	$5	$11,465

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$—	$758	$19	$—	$777
Collectively evaluated for impairment	4,467	5,193	1,110	2	10,772
Acquired with deteriorated credit quality	752	39	13	—	804
Ending allowance for loan losses	$5,219	$5,990	$1,142	$2	$12,353
Balance of loans:
Individually evaluated for impairment	$2,979	$9,819	$1,444	$—	$14,242
Collectively evaluated for impairment	551,157	410,820	182,194	948	1,145,119
Acquired with deteriorated credit quality	3,868	173	3,099	—	7,140
Total loans	$558,004	$420,812	$186,737	$948	$1,166,501
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$—	$504	$18	$—	$522
Collectively evaluated for impairment	4,412	4,648	1,063	1	10,124
Acquired with deteriorated credit quality	815	22	83	—	920
Ending allowance for loan losses	$5,227	$5,174	$1,164	$1	$11,566
Balance of loans:
Individually evaluated for impairment	$5,898	$9,829	$1,854	$—	$17,581
Collectively evaluated for impairment	551,851	373,504	174,755	999	1,101,109
Acquired with deteriorated credit quality	4,344	122	3,409	—	7,875
Total loans	$562,093	$383,455	$180,018	$999	$1,126,565

NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Land	$2,225	$2,197
Buildings	9,825	9,746
Leasehold improvements	1,957	1,708
Furniture, fixtures and equipment	6,090	6,024
Total premises and equipment	$20,097	$19,675
Less: Accumulated depreciation	6,909	6,433
Net premises and equipment	$13,188	$13,242
Depreciation expense was $333 thousand and $331 thousand for the three months ended June 30, 2019 and 2018, and $660 thousand and $663 thousand for the six months ended June 30, 2019 and 2018, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $236 thousand and $253 thousand for the three months ended June 30, 2019 and 2018, and $533 thousand and $505 thousand for the six months ended June 30, 2019 and 2018, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company acquired two banks, Lotus Bank in March 2015 and Bank of Michigan in March 2016, which resulted in the recognition of $4.6 million and $4.8 million of goodwill, respectively. Goodwill was $9.4 million at both June 30, 2019 and December 31, 2018.
Goodwill is not amortized but is evaluated at least annually for impairment. The Company's most recent annual goodwill impairment review performed as of September 30, 2018 did not indicate that an impairment of goodwill existed. The Company also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through June 30, 2019 and that the Company's goodwill was not impaired at June 30, 2019.
Beginning with fiscal year 2019, the Company has elected to evaluate goodwill for impairment as of October 1st rather than September 30th as was done in the preceding years. The change will have no impact on the current year's or prior year's financial statements.
Acquired Intangible Assets:    The Company has recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Gross carrying amount	$2,045	$2,045
Accumulated amortization	(1,686)	(1,598)
Net Intangible	$359	$447
Amortization expense for the CDIs was $36 thousand and $55 thousand for the three months ended June 30, 2019 and 2018 and $88 thousand and $110 thousand for the six months ended June 30, 2019 and 2018, respectively.

NOTE 7 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
FHLB Advances	$45,000	2.51%	$90,000	2.54%
Securities sold under agreements to repurchase	525	0.30	609	0.30
FHLB line of credit	—	—	2,520	2.87
Federal funds purchased	—	—	5,000	2.50
Total short-term borrowings	45,525	2.49	98,129	2.53
Long-term debt:
Secured borrowing due in 2022	1,409	1.00	1,445	1.00
FHLB advances due in 2022 to 2029(2)	30,000	2.05	—	—
Subordinated notes due in 2025(3)	14,920	6.38	14,891	6.38
Total long-term debt	46,329	3.41	16,336	5.90
Total short-term and long-term borrowings	$91,854	2.95%	$114,465	3.01%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At June 30, 2019, the long-term FHLB advances consisted of 1.80% - 2.35% fixed rate notes.
(3) The June 30, 2019 balance includes subordinated notes of $15.0 million and debt issuance costs of $80 thousand. The December 31, 2018 balance includes subordinated notes of $15.0 million and debt issuance costs of $109 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The advances were secured by a blanket lien on $400.4 million of real estate-related loans as of June 30, 2019. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $167.0 million from the FHLB at June 30, 2019. In addition, the Bank can borrow up to $117.0 million through the unsecured lines of credit it has established with other correspondent banks, as well as $4.9 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of June 30, 2019 and $5.0 million outstanding as of December 31, 2018.
At June 30, 2019, the Company had $525 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $838 thousand at June 30, 2019.
The Company had a secured borrowing of $1.4 million as of June 30, 2019 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
As of June 30, 2019, the Company had outstanding $15.0 million of subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature no later than December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event. The notes are subordinated to all other borrowings. At June 30, 2019, there was $80 thousand of debt issuance costs remaining, which are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.

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
A reconciliation of expected income tax expense using the federal corporate tax rate of 21% and the actual income tax expense recorded in our consolidated financial statements was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Income tax expense based on federal corporate tax rate	$908	$1,023	$1,793	$1,823
Changes resulting from:
Tax-exempt income	(135)	(97)	(256)	(185)
Other, net	(6)	(66)	(23)	(136)
Income tax expense	$767	$860	$1,514	$1,502

NOTE 9—STOCK BASED COMPENSATION
2018 Equity Incentive Plan
On March 15, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Compensation Plan ("2018 Plan"). The 2018 Plan became effective upon shareholder approval at the annual shareholders meeting held on April 17, 2018. Under the 2018 Plan, the Company can grant incentive and non-qualified stock options, stock awards, stock appreciation rights, and other incentive awards to directors and employees of, and certain service providers to, the Company and its subsidiaries. Once the 2018 Plan became effective, no further awards could be granted from the 2007 Stock Option Plan ("Stock Option Plan") or the 2014 Equity Incentive Plan ("2014 Plan"). However, any outstanding equity awards granted under the Stock Option Plan or the 2014 Plan will remain subject to the terms of such plans until the time it is no longer outstanding. For further discussion on the Stock Option Plan and 2014 Plan, refer to the disclosures included within the Annual Form 10-K, filed with the SEC on March 22, 2019.
The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the six months ended June 30, 2019, the Company granted no stock options and issued 35,633 restricted stock awards under the 2018 Plan, resulting in 207,617 shares available to be granted as of June 30, 2019. During the six months ended June 30, 2018, the Company granted 30,000 stock options under the Stock Option Plan and 30,271 restricted stock awards under the 2014 Plan.
Stock Options
As of June 30, 2019, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized, but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the stock options granted in the six months ended June 30, 2018 was determined using the following weighted-average assumptions as of grant date:

June 30, 2018
Risk Free Interest Rate	2.83%
Expected Term (years)	7.0
Expected Volatility	0.04%
Weighted average fair value of options granted	$4.46
The summary of our stock option activity for the three months ended June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	376,768	$16.26	5.8	$2,685
Exercised	(15,300)	10.14
Options outstanding at June 30, 2019	361,468	16.52	5.4	3,063
Options exercisable at June 30, 2019	341,464	$16.03	5.2	$3,059
The aggregate intrinsic value was $3.1 million for both options outstanding and exercisable as of June 30, 2019. As of June 30, 2019, there was $73 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 1.3 years.
Share-based compensation expense charged against income was $11 thousand and $48 thousand for the three months ended June 30, 2019 and 2018, and $31 thousand and $90 thousand for the six months ended June 30, 2019 and 2018, respectively.

Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the six months ended June 30, 2019 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2019	53,770	$24.14
Granted	35,633	23.76
Vested	(6,700)	20.75
Forfeited	(3,150)	23.99
Nonvested at June 30, 2019	79,553	$24.26
As of June 30, 2019, there was $1.2 million of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the six months ended June 30, 2019 was $139 thousand.
Total expense for restricted stock awards totaled $163 thousand and $172 thousand for the three months ended June 30, 2019 and 2018, and $297 thousand and $313 thousand for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, there was $43 thousand of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
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
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$7,111	$7,995	$8,608	$10,900
Unused lines of credit	26,536	281,619	18,672	229,490
Unused standby letters of credit and commercial letters of credit	4,446	—	3,861	232
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $7.1 million as of June 30, 2019, have interest rates ranging from 4.37% to 6.5% and maturities ranging from 6 months to 10 years.

NOTE 11—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of June 30, 2019, the Company and Bank met all capital adequacy requirements to which they were subject.
The Basel III rules require the Company to maintain a capital conservation buffer of common equity capital of 2.5% above the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer was 2.5% at June 30, 2019 and 1.875% at December 31, 2018.
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
At June 30, 2019 and December 31, 2018, the Bank was classified as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	$149,274	11.49%	$58,458	4.50%	$90,935	7.00%
Bank	155,148	11.94%	58,454	4.50%	90,929	7.00%	$84,434	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$149,274	11.49%	$77,944	6.00%	$110,421	8.50%
Bank	155,148	11.94%	77,939	6.00%	110,413	8.50%	$103,918	8.00%
Total capital to risk-weighted assets:
Consolidated	$176,882	13.62%	$103,926	8.00%	$136,402	10.50%
Bank	167,837	12.92%	103,918	8.00%	136,393	10.50%	$129,898	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$149,274	10.01%	$59,661	4.00%	$59,661	4.00%
Bank	155,148	10.43%	59,521	4.00%	59,521	4.00%	$74,401	5.00%
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,008	11.82%	$54,803	4.50%	$77,699	6.38%
Bank	147,495	12.12%	54,780	4.50%	77,666	6.38%	$79,126	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$144,008	11.82%	$73,071	6.00%	$95,967	7.88%
Bank	147,495	12.12%	73,040	6.00%	95,926	7.88%	$97,386	8.00%
Total capital to risk-weighted assets:
Consolidated	$170,503	14.00%	$97,428	8.00%	$120,324	9.88%
Bank	159,100	13.07%	97,386	8.00%	120,272	9.88%	$121,733	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$144,008	10.21%	$56,411	4.00%	$56,411	4.00%
Bank	147,495	10.48%	56,309	4.00%	56,309	4.00%	$70,386	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5% and 1.875% applicable during 2019 and 2018, respectively.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2019, the Bank had the capacity to pay the Company a dividend of up to $31.4 million without the need to obtain prior regulatory approval.

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
Other Real Estate Owned:   Other real estate owned assets are recorded at the lower of cost or fair value upon the transfer of a loan to other real estate owned and, subsequently, continue to be measured and carried at the lower of cost or fair value. The fair value of other real estate owned is based on recent real estate appraisals which are generally updated annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales, cost, and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Other real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Securities available for sale:
U.S. government sponsored entities and agencies	$1,488	$—	$1,488	$—
State and political subdivision	92,112	—	92,112	—
Mortgage-backed securities: residential	13,264	—	13,264	—
Mortgage-backed securities: commercial	17,058	—	17,058	—
Collateralized mortgage obligations: residential	9,686	—	9,686	—
Collateralized mortgage obligations: commercial	32,721	—	32,721	—
U.S. Treasury	6,007	—	6,007	—
SBA	24,704	—	24,704	—
Asset backed securities	10,275	—	10,275	—
Corporate bonds	10,830	—	10,830	—
Total securities available for sale	218,145	—	218,145	—
Loans held for sale	22,822	—	22,822	—
Loans measured at fair value:
Residential real estate	5,624	—	—	5,624
Derivative assets:
Customer-initiated derivatives	4,041	—	4,041	—
Forward contracts related to mortgage loans to be delivered for sale	52	—	52	—
Interest rate lock commitments	403	—	403	—
Total assets at fair value	$251,087	$—	$245,463	$5,624
Derivative liabilities:
Customer-initiated derivatives	4,041	—	4,041	—
Forward contracts related to mortgage loans to be delivered for sale	127	—	127	—
Interest rate lock commitments	1	—	1	—
Total liabilities at fair value	$4,169	$—	$4,169	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Securities available for sale:
U.S. government sponsored entities and agencies	$2,397	$—	$2,397	$—
State and political subdivision	75,146	—	75,146	—
Mortgage-backed securities: residential	9,739	—	9,739	—
Mortgage-backed securities: commercial	12,382	—	12,382	—
Collateralized mortgage obligations: residential	18,671	—	18,671	—
Collateralized mortgage obligations: commercial	31,988	—	31,988	—
U.S. Treasury	20,481	—	20,481	—
SBA	15,688	—	15,688	—
Asset backed securities	3,842	—	3,842	—
Corporate bonds	13,924	—	13,924	—
Total securities available for sale	$204,258	$—	$204,258	$—
Loans held for sale	5,595	—	5,595	—
Loans measured at fair value:
Residential real estate	4,571	—	—	4,571
Derivative assets:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	22	—	22	—
Interest rate lock commitments	198	—	198	—
Total assets at fair value	$215,770	$—	$211,199	$4,571
Derivative liabilities:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	43	—	43	—
Total liabilities at fair value	$1,169	$—	$1,169	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the six months ended June 30, 2019 or during the year ended December 31, 2018.
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Loans held for investment
Beginning balance	$4,650	$4,159	$4,571	$4,291
Transfers from loans held for sale	1,190	304	1,429	304
Gains (losses):
Recorded in "Mortgage banking activities"	72	(16)	160	(112)
Repayments	(288)	(33)	(536)	(69)
Ending balance	$5,624	$4,414	$5,624	$4,414
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of June 30, 2019 or December 31, 2018.

As of June 30, 2019 and December 31, 2018, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Aggregate fair value	$22,822	$5,595
Contractual balance	22,289	5,512
Unrealized gain	533	83
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Change in fair value	$367	$77	$450	$31
Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
June 30, 2019
Impaired loans:
Commercial real estate	$371	$371
Commercial and industrial	2,736	2,736
Other real estate owned	373	373
Total	$3,480	$3,480
December 31, 2018
Impaired loans:
Commercial and industrial	$3,337	$3,337
Total	$3,337	$3,337
The Company recorded specific reserves of $518 thousand and $278 thousand to reduce the value of these loans at June 30, 2019 and December 31, 2018, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded chargeoffs of $74 thousand during the six months ended June 30, 2019 related to the impaired loans at fair value. There were no charge-offs related to impaired loans at fair value during the year ended December 31, 2018.
There were no write downs recorded in other real estate owned during the three and six months ended June 30, 2019. There were no other real estate owned assets at fair value at December 31, 2018.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Fair value at June 30, 2019	Valuation Technique(s)	Significant Unobservable Input(s)	Discount %
Impaired loans	$3,107	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	0-80%
Other real estate owned	373	Redemption value of collateral	Collateral discounts	—

(Dollars in thousands)	Fair value at December 31, 2018	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Impaired loans	$3,337	Discounted appraisals	Collateral discounts	17-50%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at June 30, 2019 and December 31, 2018 were as follows:

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019
Financial assets:
Cash and cash equivalents	$50,120	$29,239	$20,881	$—	$50,120
Federal Home Loan Bank stock	8,325	NA	NA	NA	NA
Net loans	1,154,148	—	—	1,157,910	1,157,910
Accrued interest receivable	4,984	—	1,493	3,491	4,984
Financial liabilities:
Deposits	1,229,445	—	1,233,327	—	1,233,327
Borrowings	76,934	—	77,385	—	77,385
Subordinated notes	14,920	—	15,300	—	15,300
Accrued interest payable	2,045	—	2,045	—	2,045
December 31, 2018
Financial assets:
Cash and cash equivalents	$33,296	$27,072	$6,224	$—	$33,296
Federal Home Loan Bank stock	8,325	NA	NA	NA	NA
Net loans	1,114,999	—	—	1,113,648	1,113,648
Accrued interest receivable	4,207	—	1,210	2,997	4,207
Financial liabilities:
Deposits	1,134,635	—	1,137,575	—	1,137,575
Borrowings	99,574	—	100,602	—	100,602
Subordinated notes	14,891	—	15,450	—	15,450
Accrued interest payable	1,674	—	1,674	—	1,674
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
The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$55,351	$4,041	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	18,344	52	5,241	22
Interest rate lock commitments	46,840	403	18,375	198
Total derivatives included in other assets	$120,535	$4,496	$59,349	$1,346
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$55,351	$4,041	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	25,658	127	11,195	43
Interest rate lock commitments	1,063	1	—	—
Total derivatives included in other liabilities	$82,072	$4,169	$46,928	$1,169
In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in "Mortgage banking activities" in the consolidated statements of income and is considered a cost of executing a forward contract. The following table presents the gains (losses) related to derivative instruments reflecting the changes in fair value:

		For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	Location of Gain (Loss)	2019	2018	2019	2018
Forward contracts related to mortgage loans to be delivered for sale	Mortgage Banking Activities	$(217)	$(5)	$(391)	$(6)
Interest rate lock commitments	Mortgage Banking Activities	82	74	204	84
Total gain (loss) recognized in income		$(135)	$69	$(187)	$78

Balance Sheet Offsetting:
Certain financial instruments, including customer-initiated derivatives and interest rate swaps, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company is a party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes based on an accounting policy election. The table below presents information about the Company's financial instruments that are eligible for offset.

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
June 30, 2019
Offsetting derivative assets:
Customer initiated derivatives	$4,041	$—	$4,041	$—	$—	$4,041
Offsetting derivative liabilities:
Customer initiated derivatives	4,041	—	4,041	—	4,180	(139)
December 31, 2018
Offsetting derivative assets:
Customer initiated derivatives	$1,126	$—	$1,126	$—	$—	$1,126
Offsetting derivative liabilities:
Customer initiated derivatives	1,126	—	1,126	—	1,020	106
NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$7,001	$9,690
Investment in banking subsidiary	168,741	155,248
Investment in captive insurance subsidiary	2,085	1,622
Income tax benefit	358	393
Other assets	42	21
Total assets	$178,227	$166,974
Liabilities
Subordinated notes	$14,920	$14,891
Accrued expenses and other liabilities	440	323
Total liabilities	15,360	15,214
Shareholders' equity	162,867	151,760
Total liabilities and shareholders' equity	$178,227	$166,974

Statements of Income and Comprehensive Income—Parent Company

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Expenses
Interest on subordinated notes	$253	$253	$503	$503
Other expenses	186	265	386	329
Total expenses	439	518	889	832
Loss before income taxes and equity in undistributed net earnings of subsidiaries	(439)	(518)	(889)	(832)
Income tax benefit	39	106	91	203
Equity in undistributed earnings of subsidiaries	3,955	4,424	7,820	7,809
Net income	$3,555	$4,012	$7,022	$7,180
Other comprehensive income (loss)	3,813	(208)	5,882	(2,188)
Total comprehensive income, net of tax	$7,368	$3,804	$12,904	$4,992
Statements of Cash Flows—Parent Company

	For the six months ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$7,022	$7,180
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(7,820)	(7,809)
Stock based compensation expense	31	164
(Increase) decrease in other assets, net	14	(200)
Decrease in other liabilities, net	70	(115)
Net cash used in operating activities	(683)	(780)
Cash flows from investing activities
Capital infusion to subsidiaries	—	(20,000)
Net cash used in investing activities	—	(20,000)
Cash flows from financing activities
Net proceeds from issuance of common stock related to initial public offering	—	29,030
Share buyback - redeemed stock	(1,620)	—
Common stock dividends paid	(542)	(197)
Proceeds from exercised stock options	156	1,257
Net cash provided by (used in) financing activities	(2,006)	30,090
Net increase (decrease) in cash and cash equivalents	(2,689)	9,310
Beginning cash and cash equivalents	9,690	1,158
Ending cash and cash equivalents	$7,001	$10,468
NOTE 15—EARNINGS PER SHARE
Beginning in the second quarter of 2019, the Company has elected to prospectively use the two-class method in calculating earnings per share due to the restricted stock awards qualifying as participating securities. The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings.
Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Company's share-based compensation plans and restricted stock awards.

The calculation of basic and diluted earnings per share using the two-class method for each period noted below was as follows:

(Dollars in thousands, except per share data)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Net income	$3,555	$7,022
Net income allocated to participating securities	37	66
Net income allocated to common shareholders (1)	$3,518	$6,956
Weighted average common shares - issued	7,739	7,746
Average unvested restricted share awards	(81)	(74)
Weighted average common shares outstanding - basic	7,658	7,672
Effect of dilutive securities
Weighted average common stock equivalents	114	116
Weighted average common shares outstanding - diluted	7,772	7,788
EPS available to common shareholders
Basic earnings per common share	$0.46	$0.91
Diluted earnings per common share	$0.45	$0.89
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
For the three and six months ended June 30, 2018, the basic and diluted earnings per share were calculated using the treasury stock method, as disclosed in the table below. The Company determined that there would be no impact to diluted earnings per share for the three and six months ended June 30, 2018, if calculated under the two-class method.

(Dollars in thousands, except per share data)	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Basic:
Net Income attributable to common shareholders	$4,012	$7,180
Weighted average common shares outstanding	7,456,212	7,050,487
Basic earnings per share	$0.54	$1.02
Diluted:
Net Income attributable to common shareholders	$4,012	$7,180
Weighted average common shares outstanding	7,456,212	7,050,487
Add: Dilutive effects of assumed exercises of stock options	156,672	160,977
Weighted average common and dilutive potential common shares outstanding	7,612,884	7,211,464
Diluted earnings per common share	$0.53	$1.00
Stock options for 30,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2019 and 2018, and stock options for 30,000 shares and 22,541 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2019 and 2018, respectively, because they were antidilutive.
NOTE 16—SUBSEQUENT EVENTS
On August 1, 2019, the Company received a $6.9 million payoff on one of its large, nonaccrual loan relationships. The net book balance of the loan relationship as of August 1, 2019 was $6.5 million, which resulted in a $6.5 million decrease in our nonaccrual loans. The payoff of the nonaccrual loan also resulted in an income statement impact of $771 thousand, consisting of $408 thousand in loan interest and fee income and $363 thousand of provision benefit.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2019. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2019. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements." These statements are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Since 2007, we have grown substantially through organic growth and a series of four acquisitions, all of which have been fully integrated into our operations. We have made significant investments over the last several years in hiring additional staff and upgrading technology and system security. In 2016, we opened our first branch in the Grand Rapids, Michigan market. In the third quarter of 2017, we opened our second location in Bloomfield Township located in Oakland County. In the third quarter of 2018, we doubled the size of our mortgage division with the addition of new mortgage officers and support staff. As of June 30, 2019, the Company had total consolidated assets of $1.51 billion, total consolidated deposits of $1.23 billion and total consolidated shareholders' equity of $162.9 million.
Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We derive income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as fees received in connection with various lending and deposit services and originations and sales of residential mortgage loans. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.
Recent Developments
Second Quarter Dividend. On June 20, 2019, the Company declared a second quarter 2019 cash dividend of $0.04 per share, payable on July 15, 2019 to shareholders of record on June 30, 2019.

Nonaccrual Loan Relationship Payoff. On August 1, 2019, the Company received a $6.9 million payoff on one of its large, nonaccrual loan relationships. The net book balance of the loan relationship as of August 1, 2019 was $6.5 million, which resulted in a $6.5 million decrease in our nonaccrual loans. The payoff of the nonaccrual loan also resulted in an income statement impact of $771 thousand, consisting of $408 thousand in loan interest and fee income and $363 thousand of provision benefit.

Selected Financial Data - Unaudited

	As of and for the three months ended			As of and for the six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2019	2019	2018	2019	2018
Earnings Summary
Interest income	$17,657	$17,442	$15,380	$35,099	$30,154
Interest expense	5,216	4,724	2,965	9,940	5,612
Net interest income	12,441	12,718	12,415	25,159	24,542
Provision expense (benefit) for loan losses	429	422	(710)	851	(156)
Noninterest income	3,477	2,286	1,452	5,763	2,824
Noninterest expense	11,167	10,368	9,705	21,535	18,840
Income before income taxes	4,322	4,214	4,872	8,536	8,682
Income tax provision	767	747	860	1,514	1,502
Net income	3,555	3,467	4,012	7,022	7,180
Per Share Data
Basic earnings per common share	$0.46	$0.45	$0.54	$0.91	$1.02
Diluted earnings per common share	0.45	0.44	0.53	0.89	1.00
Book value per common share	21.07	20.15	18.51	21.07	18.51
Tangible book value per share (1)	19.81	18.88	17.23	19.81	17.23
Shares outstanding (in thousands)	7,728	7,749	7,749	7,728	7,749
Average basic common shares (in thousands)	7,741	7,752	7,456	7,746	7,050
Average diluted common shares (in thousands)	7,856	7,869	7,613	7,862	7,211
Selected Period End Balances
Total assets	$1,505,376	$1,456,552	$1,322,913	$1,505,376	$1,322,913
Securities available-for-sale	218,145	226,874	196,047	218,145	196,047
Total loans	1,166,501	1,131,097	1,045,789	1,166,501	1,045,789
Total deposits	1,229,445	1,151,463	1,065,216	1,229,445	1,065,216
Total liabilities	1,342,509	1,300,433	1,179,468	1,342,509	1,179,468
Total shareholders' equity	162,867	156,119	143,445	162,867	143,445
Tangible shareholders' equity (1)	153,121	146,337	133,501	153,121	133,501
Performance and Capital Ratios
Return on average assets	0.95%	0.96%	1.23%	0.95%	1.11%
Return on average equity	8.92	8.99	11.97	8.95	11.72
Net interest margin (fully taxable equivalent) (2)	3.50	3.76	3.99	3.63	4.01
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	70.15	69.10	69.99	69.64	68.84
Dividend payout ratio	8.69	6.72	5.78	7.72	2.74
Total shareholders' equity to total assets	10.82	10.72	10.84	10.82	10.84
Tangible equity to tangible assets (1)	10.24	10.11	10.17	10.24	10.17
Common equity tier 1 to risk-weighted assets	11.49	11.78	12.11	11.49	12.11
Tier 1 capital to risk-weighted assets	11.49	11.78	12.11	11.49	12.11
Total capital to risk-weighted assets	13.62	13.95	14.44	13.62	14.44
Tier 1 capital to average assets (leverage ratio)	10.01	10.19	10.60	10.01	10.60
Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	0.01%	0.01%	(0.26)%	0.02%	0.02%
Nonperforming assets as a percentage of total assets	0.99	1.17	0.85	0.99	0.85
Nonaccrual loans as a percent of total loans	1.25	1.47	1.08	1.25	1.08
Allowance for loan losses as a percentage of period-end loans	1.06	1.06	1.10	1.06	1.10
Allowance for loan losses as a percentage of nonaccrual loans	84.94	71.85	101.67	84.94	101.67
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	79.41	66.33	92.93	79.41	92.93
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below.
(2) Presented on a tax equivalent basis using a 21% tax rate.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Some of the financial measures included in this report are not measures of financial condition or performance recognized by GAAP. These non-GAAP financial measures include tangible shareholders' equity, tangible book value per share and the ratio of tangible equity to tangible assets. Our management uses these non-GAAP financial measures in its analysis of our performance, and we believe that providing this information to financial analysts and investors allows them to evaluate capital adequacy, as well as better understand and evaluate the Company’s core financial results for the periods in question.
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

(Dollars in thousands, except per share data)	June 30, 2019	December 31, 2018	June 30, 2018
	(Unaudited)		(Unaudited)
Total shareholders' equity	$162,867	$151,760	$143,445
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	359	447	557
Tangible shareholders' equity	$153,121	$141,926	$133,501

Shares outstanding (in thousands)	7,728	7,750	7,749
Tangible book value per share	$19.81	$18.31	$17.23

Total assets	$1,505,376	$1,416,215	$1,322,913
Less:
Goodwill	9,387	9,387	9,387
Core deposit intangibles	359	447	557
Tangible assets	$1,495,630	$1,406,381	$1,312,969

Tangible equity to tangible assets	10.24%	10.09%	10.17%

Results of Operations
Net Income
We had net income of $3.6 million, or $0.45 per diluted common share, for the three months ended June 30, 2019, compared to $4.0 million, or $0.53 per diluted common share, for the three months ended June 30, 2018. The decrease of $457 thousand in net income in the second quarter of 2019 primarily reflected an increase of $1.5 million in noninterest expense and an increase an increase in provision for loan losses of $1.1 million. This was partially offset by an increase of $2.0 million in noninterest income.
We had net income of $7.0 million, or $0.89 per diluted common share, for the six months ended June 30, 2019, compared to $7.2 million, or $1.00 per diluted common share, for the six months ended June 30, 2018. The decrease of $158 thousand in net income year over year primarily reflected an increase of $2.7 million in noninterest expense and an increase in provision for loan losses of $1.0 million. This was partially offset by an increase of $2.9 million in noninterest income and an increase of $617 thousand in net interest income.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings).
Net interest income was $12.4 million for both the three months ended June 30, 2019 and 2018, respectively. Increases of $1.6 million in interest and fees on loans and $528 thousand in interest income from investment securities were partially offset by the increase in deposit interest expense of $2.3 million.
The increases in interest and fees on loans and interest income from investment securities for the three months ended June 30, 2019 compared to the same period in 2018, were mainly attributable to increases in the average balance of loans of $119.2 million and average balance of investments securities portfolio of $57.2 million.
The increase in deposit interest expense during three months ended June 30, 2019 was primarily due to a higher average rate paid on deposits of 1.48% compared to 0.91% for the same period in 2018, which was mainly as a result of the increase in the target federal fund rate as well as increased competition. In addition, the increase in deposit expense was impacted by an increase in average balance of deposits of $156.9 million compared to the same period in 2018.
Net interest income was $25.2 million and $24.5 million for the six months ended June 30, 2019 and 2018, respectively. The $0.7 million increase in net interest income was primarily driven by a $3.7 million increase in interest and fees on loans and a $1.1 million increase in interest income from investment securities, partially offset by a $4.1 million increase in deposit interest expense.
The changes in interest and fees on loans and interest income from investment securities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily driven by increases in the average balance of loans of $103.7 million and average balance of investments securities portfolio of $61.0 million.
The increase in deposit interest expense during six months ended June 30, 2019 was primarily due to a higher average rate paid on total deposits of 1.44% compared to 0.86% for the same period in 2018, which was mainly as a result of the increase in the target federal fund rate as well as increased competition. In addition, the increase in deposit expense was impacted by increase in average balance of deposits of $134.6 million compared to the same period in 2018.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the three months ended June 30, 2019 was 3.50%, compared to 3.99% for the same period in 2018. The decrease of 49 basis points in net interest margin as compared to the same period in 2018 was primarily a result of higher cost of funds as the federal funds rate rose 50 basis points during the second half of 2018. Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended June 30, 2019 and 2018, the average yield on total loans was 5.43% and 5.42%, respectively. The yield on total loans was impacted by 14 basis points and 28 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended June 30, 2019 and 2018, benefited by 11 basis points and 23 basis points, respectively, as a result of the excess accretable yield. As of June 30, 2019 and December 31, 2018, our remaining accretable yield was $10.2 million and $10.9 million, respectively, and our nonaccretable difference was $4.4 million and $5.6 million, respectively.
Our net interest margin (FTE) for the six months ended June 30, 2019 was 3.63%, compared to 4.01% for the same period in 2018. The decrease of 38 basis points reflected the higher cost of funds rate that is described in the three month analysis above. For the six months ended June 30, 2019 and 2018, the average yield on total loans was 5.53% and 5.37%, respectively. The yield on total loans was impacted by 15 basis points and 29 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the six months ended June 30, 2019 and 2018, benefited by 13 basis points and 24 basis points, respectively, as a result of the excess accretable yield.
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

Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,164,871	$15,762	5.43%	$1,045,715	$14,126	5.42%
Investment securities(4):
Taxable	143,841	980	2.73	114,957	667	2.33
Tax-exempt	87,287	595	3.26	58,976	380	3.10
Interest-earning cash balances	32,606	206	2.53	25,828	119	1.85
Federal Home Loan Bank stock	8,325	114	5.49	8,303	88	4.25
Total interest-earning assets	$1,436,930	$17,657	4.96%	$1,253,779	$15,380	4.94%
Non-earning assets:
Cash and due from banks	24,347			17,800
Premises and equipment	13,239			12,621
Goodwill	9,387			9,387
Other intangible assets, net	376			589
Bank-owned life insurance	11,948			11,650
Allowance for loan losses	(12,039)			(11,473)
Other non-earning assets	16,804			7,839
Total assets	$1,500,992			$1,302,192
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$56,434	$69	0.49%	$64,394	$48	0.30%
Money market and savings deposits	295,371	1,125	1.53	276,496	678	0.98
Time deposits	582,874	3,423	2.36	445,894	1,761	1.58
Borrowings	59,272	346	2.33	48,604	225	1.86
Subordinated notes	14,910	253	6.78	14,859	253	6.83
Total interest-bearing liabilities	$1,008,861	$5,216	2.07%	$850,247	$2,965	1.40%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	315,530			306,547
Other liabilities	17,144			10,923
Shareholders' equity	159,457			134,475
Total liabilities and shareholders' equity	$1,500,992			$1,302,192
Net interest income		$12,441			$12,415
Interest spread			2.89%			3.54%
Net interest margin(5)			3.47			3.97
Tax equivalent effect			0.03			0.02
Net interest margin on a fully tax equivalent basis			3.50%			3.99%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $115 thousand and $76 thousand on tax-exempt securities for the three months ended June 30, 2019 and 2018, respectively, using the federal corporate tax rate of 21%.
(3) Includes nonaccrual loans
(4) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the six months ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,145,151	$31,413	5.53%	$1,041,404	$27,730	5.37%
Investment securities(4):
Taxable	142,569	1,916	2.71	108,581	1,241	2.31
Tax-exempt	84,041	1,140	3.28	56,997	731	3.12
Interest-earning cash balances	30,353	382	2.54	26,455	225	1.71
Federal Home Loan Bank stock	8,325	248	6.01	8,303	227	5.51
Total interest-earning assets	$1,410,439	$35,099	5.05%	$1,241,740	$30,154	4.92%
Non-earning assets:
Cash and due from banks	24,570			18,163
Premises and equipment	13,264			12,990
Goodwill	9,387			9,387
Other intangible assets, net	401			616
Bank-owned life insurance	11,921			11,610
Allowance for loan losses	(11,802)			(11,646)
Other non-earning assets	14,335			10,006
Total assets	$1,472,515			$1,292,866
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$54,875	$117	0.43%	$63,950	$99	0.31%
Money market and savings deposits	300,903	2,219	1.49	275,105	1,226	0.90
Time deposits	563,609	6,402	2.29	451,195	3,340	1.49
Borrowings	57,553	699	2.45	52,689	444	1.70
Subordinated notes	14,903	503	6.79	14,852	503	6.83
Total interest-bearing liabilities	$991,843	$9,940	2.02%	$857,791	$5,612	1.32%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	308,146			302,635
Other liabilities	15,648			9,933
Shareholders' equity	156,878			122,507
Total liabilities and shareholders' equity	$1,472,515			$1,292,866
Net interest income		$25,159			$24,542
Interest spread			3.03%			3.60%
Net interest margin(5)			3.60			3.99
Tax equivalent effect			0.03			0.02
Net interest margin on a fully tax equivalent basis			3.63%			4.01%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $226 thousand and $150 thousand on tax-exempt securities for the six months ended June 30, 2019 and 2018, respectively, using the federal corporate tax rate of 21%.
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

	For the three months ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$23	$1,613	$1,636
Investment securities:
Taxable	128	185	313
Tax-exempt	(14)	229	215
Interest-earning cash balances	51	36	87
FHLB Stock	26	—	26
Total interest income	214	2,063	2,277
Interest-bearing liabilities
Interest-bearing demand deposits	28	(7)	21
Money market and savings deposits	398	49	447
Time deposits	1,020	642	1,662
Borrowings	66	55	121
Subordinated debt	(1)	1	—
Total interest expense	1,511	740	2,251
Change in net interest income	$(1,297)	$1,323	$26

	For the six months ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$857	$2,826	$3,683
Investment securities:
Taxable	242	433	675
Tax-exempt	(29)	438	409
Interest-earning cash balances	120	37	157
FHLB Stock	20	1	21
Total interest income	1,210	3,735	4,945
Interest-bearing liabilities
Interest-bearing demand deposits	33	(15)	18
Money market and savings deposits	868	125	993
Time deposits	2,090	972	3,062
Borrowings	211	44	255
Subordinated debt	(2)	2	—
Total interest expense	3,200	1,128	4,328
Change in net interest income	$(1,990)	$2,607	$617

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of June 30, 2019, and December 31, 2018, our remaining accretable yield was $10.2 million and $10.9 million, respectively, and our nonaccretable difference was $4.4 million and $5.6 million, respectively.
The provision for loan losses was a provision expense of $429 thousand for the three months ended June 30, 2019, compared to a $710 thousand provision benefit for the same period in 2018. The increase in the provision for loan losses was primarily due to a $700 thousand recovery in the second quarter of 2018, as well as increases of $232 thousand in specific reserves on impaired loans and $217 thousand in general reserves on originated loans as a result of continued growth.
The provision for loan losses was a provision expense of $851 thousand for the six months ended June 30, 2019, compared to $156 thousand provision benefit for the six months ended June 30, 2018. The increase in the provision for loan losses year over year was primarily attributable to a $591 thousand increase in general reserves on originated loans as a result of continued growth and $457 thousand in specific reserves on impaired loans. Our total nonaccrual loans decreased by $3.9 million to $14.5 million at June 30, 2019 compared to $18.4 million at December 31, 2018. The decrease in nonaccrual loans was primarily a result of pay-downs on three commercial loan relationships totaling $4.9 million, partially offset by four commercial loan relationships totaling $2.1 million moving to nonaccrual during the six months ending June 30, 2019.
Noninterest Income
The following table presents noninterest income for the three and six months ended June 30, 2019 and 2018.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Noninterest income
Service charges on deposits	$662	$618	$1,287	$1,260
Net gain on sales of securities	7	—	—	—
Mortgage banking activities	2,316	404	3,436	640
Net gain on sale of commercial loans	—	11	—	11
Other charges and fees	492	419	1,040	913
Total noninterest income	$3,477	$1,452	$5,763	$2,824
Noninterest income increased $2.0 million to $3.5 million for the three months ended June 30, 2019, compared to $1.5 million for the same period in 2018. The increase in noninterest income was primarily due to an increase in mortgage banking activities of $1.9 million, which was attributable to increased volumes of mortgage loans sold, loans held for sale and mortgage banking derivatives. The increase in the mortgage banking activities income year over year was predominantly as a result of the doubling of our mortgage team during the third quarter of 2018.
Noninterest income increased $2.9 million to $5.8 million for the six months ended June 30, 2019, compared to $2.8 million for the same period in 2018. The increase in noninterest income was primarily due to an increase in mortgage banking activities of $2.8 million, which was attributable to the same factors mentioned above.

Noninterest Expense
The following table presents noninterest expense for the three and six months ended June 30, 2019 and 2018.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Noninterest expense
Salary and employee benefits	$7,193	$6,169	$14,106	$12,125
Occupancy and equipment expense	1,168	1,074	2,372	2,120
Professional service fees	385	471	747	737
Marketing expense	288	291	464	433
Printing and supplies expense	104	112	172	216
Data processing expense	606	511	1,201	947
Other expense	1,423	1,077	2,473	2,262
Total noninterest expense	$11,167	$9,705	$21,535	$18,840
Noninterest expense increased $1.5 million to $11.2 million for the three months ended June 30, 2019, as compared to $9.7 million for the same period in 2018. The increase in noninterest expense was primarily attributable to increases in salary and employee benefits of $1.0 million, other expense of $346 thousand, data processing expense of $95 thousand and occupancy and equipment expense of $94 thousand. These increases were partially offset by a decrease in professional service fees of $86 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $776 thousand in commissions expense as a result of higher mortgage volumes, as well as an increase in headcount of 14 full-time employees. The increase in other expense year over year was primarily due to a $310 thousand increase in the provision for unfunded commitments as a result of a change in the assumptions within the calculation, which resulted in a better representation of our line of credit utilization. The increase in data processing expense as well as the increase in occupancy and equipment expense were due to the incremental increases in software costs and building expenses to sustain the growth of the Company.
Noninterest expense increased $2.7 million to $21.5 million for the six months ended June 30, 2019, as compared to $18.8 million for the same period in 2018. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $2.0 million, an increase in data processing expense of $254 thousand, an increase in occupancy and equipment expense of $252 thousand, and an increase in other expense of $211 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $1.1 million in commissions expense as a result of higher mortgage volumes, as well as an increase in headcount of 20 full-time employees. The increases in the data processing, occupancy and equipment and other expense categories were primarily attributable to the same factors mentioned above.
Income Taxes and Tax-Related Items
During the three months ended June 30, 2019, we recognized income tax expense of $767 thousand on $4.3 million of pre-tax income resulting in an effective tax rate of 17.7%, compared to the same period in 2018, in which we recognized an income tax expense of $860 thousand on $4.9 million of pre-tax income, resulting in an effective tax rate of 17.7%.
During the six months ended June 30, 2019, we recognized income tax expense of $1.5 million on $8.5 million of pre-tax income resulting in an effective tax rate of 17.7%, compared to the same period in 2018, in which we recognized an income tax expense of $1.5 million on $8.7 million of pre-tax income, resulting in an effective tax rate of 17.3%.
Refer to Note 8 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the three and six months ended June 30, 2019 and 2018.

Financial Condition
Total assets increased $89.2 million to $1.51 billion at June 30, 2019 as compared to $1.42 billion at December 31, 2018. The increase in total assets was primarily due to increases of $39.9 million in gross loans, $17.2 million in mortgage loans held for sale, $16.8 million in cash and cash equivalents, and $13.9 million in securities available-for-sale. The year to date increase in loans was primarily driven by the growth in our commercial and industrial as well as our residential real estate loan portfolios. The increase in mortgage loans held for sale was attributable to the increase in volumes of loans held for sale as a result of the doubling of our mortgage team during the third quarter of 2018. Cash and cash equivalents increased as a result of an $11.5 million increase in cash balances held with the Federal Reserve Bank. The Company maintains a cash balance at the Federal Reserve and manages this liquidity balance on a daily basis as required, and may have significant cash balance fluctuations in the ordinary course of business based on inflows and outflows from changing loan totals, investment activity, and deposit flows. Lastly, the increase in securities available-for-sale reflects management's plan to increase the investment securities portfolio in line with total assets.
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Securities available-for-sale:
U.S. government sponsored entities and agencies	$1,488	$2,397
State and political subdivision	92,112	75,146
Mortgage-backed securities: residential	13,264	9,739
Mortgage-backed securities: commercial	17,058	12,382
Collateralized mortgage obligations: residential	9,686	18,671
Collateralized mortgage obligations: commercial	32,721	31,988
U.S. Treasury	6,007	20,481
SBA	24,704	15,688
Asset backed securities	10,275	3,842
Corporate bonds	10,830	13,924
Total securities available-for-sale	$218,145	$204,258
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At June 30, 2019, total investment securities were $218.1 million, or 14.5% of total assets, compared to $204.3 million, or 14.4% of total assets, at December 31, 2018. The $13.8 million increase in securities available-for-sale from December 31, 2018 to June 30, 2019, primarily reflected increases in obligations of state and political subdivisions, SBA securities, asset backed securities, mortgage backed securities: commercial, and mortgage backed securities: residential. Securities with a carrying value of $33.6 million and $22.7 million were pledged at June 30, 2019 and December 31, 2018, respectively, to secure borrowings, deposits and mortgage derivatives.
As of June 30, 2019, the Company held 57 tax-exempt state and local municipal securities totaling $42.6 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2019 and December 31, 2018. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	June 30, 2019
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$1,420	3.22%	$—	—%
State and political subdivision	743	2.22	4,419	2.31	20,555	3.13	62,633	3.54
Mortgage-backed securities: residential	—	—	195	0.95	3,824	2.91	9,202	2.80
Mortgage-backed securities: commercial	—	—	4,571	2.00	8,586	2.91	3,250	3.54
Collateralized mortgage obligations: residential	—	—	—	—	787	2.13	8,982	2.35
Collateralized mortgage obligations: commercial	—	—	9,274	2.83	11,677	3.06	11,062	2.36
U.S. Treasury	—	—	6,061	1.43	—	—	—	—
SBA	—	—	—	—	5,757	3.23	18,952	2.89
Asset backed securities	—	—	—	—	—	—	10,381	3.09
Corporate bonds	501	1.80	8,594	3.36	1,491	3.69	—	—
Total securities available-for-sale	$1,244	2.05%	$33,114	2.52%	$54,097	3.08%	$124,462	3.16%

	December 31, 2018
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$2,404	3.09%	$—	—%
State and political subdivision	181	2.02	6,273	2.16	16,329	2.91	52,310	3.41
Mortgage-backed securities: residential	—	—	235	1.21	183	2.33	9,696	2.84
Mortgage-backed securities: commercial	—	—	6,124	2.30	5,016	2.91	1,454	3.46
Collateralized mortgage obligations: residential	—	—	—	—	837	2.09	18,079	3.22
Collateralized mortgage obligations: commercial	—	—	9,772	2.90	10,047	3.27	12,571	2.49
U.S. Treasury	—	—	21,232	1.53	—	—	—	—
SBA	—	—	—	—	1,664	3.17	14,192	3.21
Asset backed securities	—	—	—	—	—	—	3,872	3.04
Corporate bonds	1,501	2.04	10,034	3.43	2,471	3.75	—	—
Total securities available-for-sale	$1,682	2.04%	$53,670	2.29%	$38,951	3.06%	$112,174	3.19%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of June 30,	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial real estate:
Non-owner occupied	$364,504	$367,671	$343,420	$322,354	$240,161
Owner occupied	193,500	194,422	168,342	169,348	146,487
Total commercial real estate	558,004	562,093	511,762	491,702	386,648
Commercial and industrial	420,812	383,455	377,686	342,069	254,808
Residential real estate	186,737	180,018	144,439	118,730	116,734
Consumer	948	999	1,036	892	1,528
Total loans	$1,166,501	$1,126,565	$1,034,923	$953,393	$759,718
Total loans were $1.17 billion at June 30, 2019, an increase of $39.9 million from December 31, 2018. The total increase in loans from December 31, 2018 was primarily due to an increase in commercial and industrial loans of $37.4 million and residential real estate of $6.7 million, partially offset by a decrease in commercial real estate loans of $4.1 million. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of June 30, 2019, approximately 47.8% of our loans were commercial real estate, 36.1% were commercial and industrial, and 16.1% were residential real estate and consumer loans.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages, are sold to other financial institutions with which we have established a correspondent lending relationship. The Company is in the process of establishing a direct relationship with FNMA and hopes to begin locking and selling loans to FNMA during the third quarter of 2019.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of June 30, 2019.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
June 30, 2019
Commercial real estate	$63,344	$349,574	$145,086	$558,004
Commercial and industrial	152,922	166,554	101,336	420,812
Residential real estate	2,561	4,244	179,932	186,737
Consumer	135	530	283	948
Total loans	$218,962	$520,902	$426,637	$1,166,501
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$406,697	$159,830
Floating interest rates		114,205	266,807
Total		$520,902	$426,637

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
Total classified and criticized loans as of June 30, 2019 compared to December 31, 2018 were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Classified loans:
Substandard	$14,553	$18,391
Doubtful	516	44
Total classified loans	$15,069	$18,435
Special mention	15,180	13,081
Total classified and criticized loans	$30,249	$31,516

A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of June 30,	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans
Commercial real estate	$2,979	$5,927	$2,257	$147	$141
Commercial and industrial	9,559	9,605	9,024	13,389	309
Residential real estate	2,006	2,915	2,767	1,498	1,177
Total nonaccrual loans(1)	14,544	18,447	14,048	15,034	1,627
Other real estate owned	373	—	652	258	81
Total nonperforming assets	14,917	18,447	14,700	15,292	1,708
Performing troubled debt restructurings
Commercial real estate	—	—	—	290	—
Commercial and industrial	558	568	961	1,018	1,069
Residential real estate	363	363	261	207	279
Total performing troubled debt restructurings	921	931	1,222	1,515	1,348
Total impaired assets, excluding ASC 310-30 loans	$15,838	$19,378	$15,922	$16,807	$3,056
Loans 90 days or more past due and still accruing	$331	$243	$440	$377	$883
______________________________________________________

(1)	Nonaccrual loans include nonperforming troubled debt restructurings of $4.8 million, $5.0 million, $6.4 million, $5.8 million, and $564 thousand at the respective dates indicated above.
During the six months ended June 30, 2019 and 2018, the Company recorded $441 thousand and $190 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $7.1 million, $7.9 million, $9.7 million, $11.6 million, and $17.6 million at the respective dates indicated in the table above.

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
The Company's current methodology on historical loss analysis incorporates and fully relies on the Company's own historical loss data. The historical loss estimates are established by loan type including commercial real estate, commercial and industrial, residential, and consumer. In addition, consideration is given to borrower’s rating for commercial and industrial and commercial real estate loans.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$11,960	$11,506	$11,566	$11,713
Loan charge-offs:
Commercial real estate	(74)	(101)	(74)	(112)
Commercial and industrial	(20)	(5)	(115)	(758)
Residential real estate	—	—	—	(47)
Consumer	(8)	(8)	(14)	(15)
Total loan charge-offs	(102)	(114)	(203)	(932)
Recoveries of loans previously charged-off:
Commercial real estate	1	—	1	2
Commercial and industrial	41	769	91	806
Residential real estate	22	14	43	32
Consumer	2	—	4	—
Total loan recoveries	66	783	139	840
Net charge-offs (recoveries)	(36)	669	(64)	(92)
Provision for loan losses	429	(710)	851	(156)
Balance at end of period	$12,353	$11,465	$12,353	$11,465
Allowance for loan losses as a percentage of period-end loans	1.06	1.10	1.06	0.01
Net charge-offs (recoveries) to average loans	0.01	(0.26)	0.02	0.02
Our allowance for loan losses was $12.4 million, or 1.06% of loans, at June 30, 2019 compared to $11.6 million, or 1.03% of loans, at December 31, 2018. The $787 thousand increase in the allowance for loan losses during the six months ended June 30, 2019 was primarily due to a $229 thousand increase in specific reserves related to impaired loans as well as an increase in general reserves related to organic loan growth.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
June 30, 2019
Balance at end of period applicable to:
Commercial real estate	$5,219	47.8%
Commercial and industrial	5,990	36.1
Residential real estate	1,142	16.0
Consumer	2	0.1
Total loans	$12,353	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9
Residential real estate	1,030	12.5
Consumer	3	0.1
Total loans	$11,089	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$3,299	50.9%
Commercial and industrial	3,256	33.5
Residential real estate	1,307	15.4
Consumer	28	0.2
Total loans	$7,890	100.0%
Deposits
Total deposits were $1.23 billion at June 30, 2019 and $1.13 billion at December 31, 2018, representing 91.6% and 89.7% of total liabilities, respectively. The increase in deposits of $94.8 million was due to an increase of $60.7 million in time deposits, $27.9 million in money market and savings deposits, and $6.2 million in demand deposits. Our average interest-bearing deposit costs were 1.92% and 1.19% for the six months ended June 30, 2019 and 2018, respectively. The increase in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the increase in overnight market rates, as measured by the target federal funds rate. The target federal funds rate rose 1.00% during 2018 but did not rise during the six months ended June 30, 2019.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At June 30, 2019 and December 31, 2018, the Company had approximately $115.5 million and $110.3 million in brokered deposits, respectively. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
For periods prior to September 30, 2018, Certificate of Deposit Account Registry Service (CDARS) and reciprocal money market accounts were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With the passage of The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, these items are no longer considered brokered deposits. Included in the brokered deposits total at June 30, 2019 and December 31, 2018 were $514 thousand and $1.8 million in CDARS customer deposit accounts, respectively. The $514 thousand at June 30, 2019 was due to an early withdrawal from a CDARS customer deposit account in the first quarter of 2018 that will be paid at maturity.
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
The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$315,530	25.2%	—%
Interest-bearing demand deposits	56,434	4.5	0.49
Money market and savings deposits	295,371	23.6	1.53
Time deposits	582,874	46.7	2.36
Total deposits	$1,250,209	100.0%	1.48%

	Six Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$308,146	25.1%	—%
Interest-bearing demand deposits	54,875	4.5	0.43
Money market and savings deposits	300,903	24.5	1.49
Time deposits	563,609	45.9	2.29
Total deposits	$1,227,533	100.0%	1.44%
The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	June 30, 2019
Maturing in:
3 months or less	$500
3 months to 6 months	83,286
6 months to 1 year	118,729
1 year or greater	170,401
Total	$372,916

Borrowings
Total debt outstanding at June 30, 2019 was $91.9 million, a decrease of $22.6 million from $114.5 million at December 31, 2018. The decrease in total borrowings was primarily due to a decrease of $45.0 million in short-term FHLB advances, a $5.0 million payoff in our federal funds purchased and $2.5 million decrease in our FHLB line of credit, partially offset by a $30.0 million increase in long-term FHLB advances. The decrease in total borrowings was a result of less short-term borrowings needed to fund the liquidity needs of the Company.
At June 30, 2019, FHLB advances were secured by a blanket lien on $400.4 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $838 thousand. At December 31, 2018, FHLB advances were secured by a blanket lien on $372.5 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.0 million.
As of June 30, 2019 and December 31, 2018, the Company had $15.0 million of subordinated notes outstanding at each date, and debt issuance costs of $80 thousand and $109 thousand, respectively, related to these subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semi-annually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.
Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
FHLB Line of Credit
Average daily balance	$16	$3,866	$167	$4,624
Weighted-average rate during period	2.87%	1.95%	2.92%	2.13%
Amount outstanding at period end	$—	$41	$—	$41
Weighted-average rate at period end	—%	2.26%	—%	2.26%
Maximum month-end balance	$—	$29,827	$895	$29,827
Securities sold under agreements to repurchase
Average daily balance	$515	$2,121	$524	$1,662
Weighted-average rate during period	0.30%	1.46%	0.30%	1.05%
Amount outstanding at period end	$525	$10,073	$525	$10,073
Weighted-average rate at period end	0.30%	2.07%	0.30%	2.07%
Maximum month-end balance	$525	$10,507	$682	$10,934
FHLB Advances
Average daily balance	$29,505	$31,099	$38,716	$34,889
Weighted-average rate during period	2.24%	1.83%	2.48%	1.67%
Amount outstanding at period end	$45,000	$65,000	$45,000	$65,000
Weighted-average rate at period end	2.51%	1.94%	2.51%	1.94%
Maximum month-end balance	$45,000	$65,000	$95,000	$65,000
Federal funds purchased
Average daily balance	$2,780	$—	$3,028	$—
Weighted-average rate during period	2.54%	—%	2.79%	—%
Amount outstanding at period end	$—	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%	—%
Maximum month-end balance	$15,000	$—	$15,000	$—
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.

Shareholders' equity increased $11.0 million to $162.9 million at June 30, 2019 as compared to $151.8 million at December 31, 2018. The increase in shareholders' equity was primarily impacted by $7.0 million of net income generated during the six months ended June 30, 2019 as well as an increase of $5.8 million of other comprehensive income, partially offset by $1.6 million of stock repurchased through the share buyback program and $618 thousand of dividends declared on our common stock during the six months ended June 30, 2019.
The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$156,119	$110,523	$151,760	$107,960
Net income	3,555	4,012	7,022	7,180
Other comprehensive income (loss)	3,813	(208)	5,882	(2,188)
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	—	29,030	—	29,030
Redeemed stock	(516)	—	(1,620)	—
Dividends declared	(309)	(197)	(618)	(197)
Exercise of stock options	31	65	156	1,257
Stock-based compensation expense	174	220	285	403
Balance at end of period	$162,867	$143,445	$162,867	$143,445
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
The Basel III rules require the Company to maintain a capital conservation buffer of common equity capital of 2.5% above the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer requirement was 2.5% as of June 30, 2019 and 1.875% as of December 31, 2018, which is reflected in the table below.
At June 30, 2019, the Company and the Bank met all the capital adequacy requirements to which they were subject.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
June 30, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	11.49%	4.50%	7.00%
Bank	11.94%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.49%	6.00%	8.50%
Bank	11.94%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	13.62%	8.00%	10.50%
Bank	12.92%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.01%	4.00%	4.00%
Bank	10.43%	4.00%	4.00%	5.00%
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	11.82%	4.50%	6.38%
Bank	12.12%	4.50%	6.38%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.82%	6.00%	7.88%
Bank	12.12%	6.00%	7.88%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.00%	8.00%	9.88%
Bank	13.07%	8.00%	9.88%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.21%	4.00%	4.00%
Bank	10.48%	4.00%	4.00%	5.00%
_______________________________________________________________________________

(1)	Reflects the capital conservation buffer of 2.5% and 1.875% applicable during 2019 and 2018, respectively.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at June 30, 2019 were $646.9 million, an increase of $39.7 million, from $607.2 million at December 31, 2018. The increase of $39.7 million was due to increases of $60.7 million in time deposits, $30.0 million in long-term borrowings and $1.6 million in operating lease obligations, partially offset by a decrease of $52.6 million in short-term borrowings.
The following tables present our contractual obligations as of June 30, 2019 and December 31, 2018.

	Contractual Maturities as of June 30, 2019
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,211	$2,079	$1,885	$4,263	$9,438
Short-term borrowings	45,525	—	—	—	45,525
Long-term borrowings	—	—	31,409	—	31,409
Subordinated notes	—	—	—	14,920	14,920
Time deposits	468,871	74,240	2,505	—	545,616
Total	$515,607	$76,319	$35,799	$19,183	$646,908

	Contractual Maturities as of December 31, 2018
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,160	$1,849	$1,628	$3,235	$7,872
Short-term borrowings	98,129	—	—	—	98,129
Long-term borrowings	—	—	1,445	—	1,445
Subordinated notes	—	—	—	14,891	14,891
Time deposits	408,408	74,055	2,409	—	484,872
Total	$507,697	$75,904	$5,482	$18,126	$607,209

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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At June 30, 2019, the allowance for off-balance sheet risk was $336 thousand, compared to $38 thousand at December 31, 2018, and was included in "Other liabilities" on our consolidated balance sheets. The increase in the allowance for off-balance sheet risk as compared to December 31, 2018 was due to a change in the assumptions within the calculation for provision of unfunded commitments, which resulted in a better representation of our line of credit utilization.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$7,111	$7,995	$8,608	$10,900
Unused lines of credit	26,536	281,619	18,672	229,490
Unused standby letters of credit and commercial letters of credit	4,446	—	3,861	232
Of the total unused lines of credit of $308.2 million at June 30, 2019, $49.7 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
At June 30, 2019, we had liquid assets of $218.2 million, compared to $213.7 million at December 31, 2018. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2019, we had $75.0 million of outstanding borrowings from the FHLB and these advances were secured by a blanket lien on $400.4 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $167.0 million with the FHLB. Additionally, the Bank can borrow up to $117.0 million through the unsecured lines of credit it has established with nine other banks, as well as $4.9 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $601.2 million, based on current policy limits at June 30, 2019. Management believed that as of June 30, 2019, we had adequate resources to fund all of our commitments
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	June 30, 2019	December 31, 2018
Investment securities available-for-sale to total assets	14.49%	14.42%
Loans to total deposits	94.88	99.29
Interest-earning assets to total assets	95.17	95.31
Interest-bearing deposits to total deposits	74.16	72.73

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
The estimated impact on our net interest income as of June 30, 2019 and December 31, 2018, assuming immediate parallel moves in interest rates is presented in the table below.

	June 30, 2019		December 31, 2018
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	4.7%	0.1%	1.8%	(1.0)%
+300 basis points	4.4	1.2	1.8	(0.2)
+200 basis points	3.5	1.6	1.5	0.4
+100 basis points	2.4	1.6	1.3	0.8
-100 basis points	(2.2)	(1.8)	(0.9)	(0.8)

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
The table below presents the change in our economic value of equity as of June 30, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates.

Change in rates	June 30, 2019	December 31, 2018
+400 basis points	(33.7)%	(38.1)%
+300 basis points	(24.0)	(28.5)
+200 basis points	(15.0)	(18.3)
+100 basis points	(6.8)	(8.4)
-100 basis points	6.8	7.9

Item 4 – Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended June 30, 2019.

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
April 1-30, 2019	—	$—	—	$3,896
May 1-31, 2019	11,505	24.45	11,505	3,615
June 1-30, 2019	9,796	24.03	9,796	3,380
Total	21,301	$24.26	21,301
Under applicable state law, Michigan corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of June 30, 2019, the total shares repurchased in the amount of $1.6 million were redeemed but remain authorized, unissued shares.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level One Bancorp, Inc.

Date: August 9, 2019	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2019	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)