Form 10-Q
period 2019-09-30
Level One Bancorp Inc
filed 2019-11-08
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of November 1, 2019, the number of shares outstanding of the registrant’s Common Stock, no par value, was 7,717,850 shares.

Level One Bancorp, Inc.

PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$49,361	$33,296
Securities available-for-sale	205,242	204,258
Federal Home Loan Bank stock	8,325	8,325
Mortgage loans held for sale, at fair value	26,864	5,595
Loans:
Originated loans	1,093,694	1,041,898
Acquired loans	75,229	84,667
Total loans	1,168,923	1,126,565
Less: Allowance for loan losses	(12,307)	(11,566)
Net loans	1,156,616	1,114,999
Premises and equipment	13,427	13,242
Goodwill	9,387	9,387
Other intangible assets, net	331	447
Bank-owned life insurance	12,080	11,866
Income tax benefit	469	2,467
Other assets	27,361	12,333
Total assets	$1,509,463	$1,416,215
Liabilities
Deposits:
Noninterest-bearing demand deposits	$322,069	$309,384
Interest-bearing demand deposits	66,716	52,804
Money market and savings deposits	332,432	287,575
Time deposits	473,325	484,872
Total deposits	1,194,542	1,134,635
Borrowings	111,937	99,574
Subordinated notes	14,934	14,891
Other liabilities	20,082	15,355
Total liabilities	1,341,495	1,264,455
Shareholders' equity
Common stock, no par value per share:
Authorized—20,000,000 shares
Issued and outstanding—7,714,000 shares at September 30, 2019 and 7,750,216 shares at December 31, 2018	89,206	90,621
Retained earnings	73,394	62,891
Accumulated other comprehensive income (loss), net of tax	5,368	(1,752)
Total shareholders' equity	167,968	151,760
Total liabilities and shareholders' equity	$1,509,463	$1,416,215

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest income
Originated loans, including fees	$14,633	$12,653	$42,652	$35,664
Acquired loans, including fees	1,501	2,454	4,895	7,173
Securities:
Taxable	857	816	2,773	2,057
Tax-exempt	588	450	1,728	1,181
Federal funds sold and other	404	256	1,034	708
Total interest income	17,983	16,629	53,082	46,783
Interest Expense
Deposits	4,478	2,802	13,216	7,467
Borrowed funds	261	502	960	946
Subordinated notes	256	256	759	759
Total interest expense	4,995	3,560	14,935	9,172
Net interest income	12,988	13,069	38,147	37,611
Provision expense (benefit) for loan losses	(16)	619	835	463
Net interest income after provision for loan losses	13,004	12,450	37,312	37,148
Noninterest income
Service charges on deposits	627	655	1,914	1,915
Net gain on sales of securities	151	—	151	—
Mortgage banking activities	2,352	754	5,788	1,394
Net gain (loss) on sale of commercial loans	(37)	—	(37)	11
Other charges and fees	765	515	1,805	1,428
Total noninterest income	3,858	1,924	9,621	4,748
Noninterest expense
Salary and employee benefits	7,536	6,888	21,642	19,013
Occupancy and equipment expense	1,203	1,173	3,575	3,293
Professional service fees	465	494	1,212	1,231
Acquisition and due diligence fees	319	—	319	—
Marketing expense	379	264	843	697
Printing and supplies expense	78	127	250	343
Data processing expense	661	565	1,862	1,512
Other expense	898	943	3,371	3,205
Total noninterest expense	11,539	10,454	33,074	29,294
Income before income taxes	5,323	3,920	13,859	12,602
Income tax provision	914	665	2,428	2,167
Net income	$4,409	$3,255	$11,431	$10,435
Per common share data:
Basic earnings per common share	$0.57	$0.42	$1.48	$1.44
Diluted earnings per common share	$0.56	$0.41	$1.46	$1.41
Cash dividends declared per common share	$0.04	$0.03	$0.12	$0.09
Weighted average common shares outstanding—basic	7,721	7,749	7,738	7,264
Weighted average common shares outstanding—diluted	7,752	7,901	7,776	7,414
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$4,409	$3,255	$11,431	$10,435
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	1,414	(1,247)	8,861	(4,016)
Reclassification adjustment for gains included in income	151	—	151	—
Tax effect(1)	(327)	261	(1,892)	842
Net unrealized gains (losses) on securities available-for-sale, net of tax	1,238	(986)	7,120	(3,174)
Total comprehensive income, net of tax	$5,647	$2,269	$18,551	$7,261
__________________________________________________________________________
(1) Includes $32 thousand of tax expense related to reclassification adjustment for gains included in income for the three months and nine months ended September 30, 2019. There was no tax expense (benefit) for the three months and nine months ended September 30, 2018 as a result of no reclassification adjustment.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY — (UNAUDITED)

	For the three months ended September 30, 2019
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at June 30, 2019	$89,442	$69,295	$4,130	$162,867
Net income	—	4,409	—	4,409
Other comprehensive income	—	—	1,238	1,238
Redeemed stock (20,530 shares)	(488)	—	—	(488)
Common stock dividends declared ($0.04 per share)	—	(310)	—	(310)
Exercise of stock options (6,250 shares)	63	—	—	63
Stock-based compensation expense	189	—	—	189
Balance at September 30, 2019	$89,206	$73,394	$5,368	$167,968

	For the nine months ended September 30, 2019
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2018	$90,621	$62,891	$(1,752)	$151,760
Net income	—	11,431	—	11,431
Other comprehensive income	—	—	7,120	7,120
Redeemed stock (88,457 shares)	(2,108)	—	—	(2,108)
Common stock dividends declared ($0.12 per share)	—	(928)	—	(928)
Exercise of stock options (21,550 shares)	219	—	—	219
Stock-based compensation expense	474	—	—	474
Balance at September 30, 2019	$89,206	$73,394	$5,368	$167,968

	For the three months ended September 30, 2018
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2018	$90,201	$56,383	$(3,139)	$143,445
Net income	—	3,255	—	3,255
Other comprehensive loss	—	—	(986)	(986)
Common stock dividend paid ($0.03 per share)	—	(465)	—	(465)
Exercise of stock options (1,100 shares)	12	—	—	12
Stock-based compensation expense, net of tax impact	198	—	—	198
Balance at September 30, 2018	$90,411	$59,173	$(4,125)	$145,459

	For the nine months ended September 30, 2018
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2017	$59,511	$49,232	$(783)	$107,960
Net income	—	10,435	—	10,435
Other comprehensive loss	—	—	(3,174)	(3,174)
Reclass of tax reform adjustments due to early adoption of ASU 2018-02	—	168	(168)	—
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	29,030	—	—	29,030
Common stock dividend paid ($0.09 per share)	—	(662)	—	(662)
Exercise of stock options (126,494 shares)	1,269	—	—	1,269
Stock-based compensation expense, net of tax impact	601	—	—	601
Balance at September 30, 2018	$90,411	$59,173	$(4,125)	$145,459
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$11,431	$10,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	986	1,008
Amortization of core deposit intangibles	117	165
Stock-based compensation expense	517	615
Provision expense for loan losses	835	463
Net securities premium amortization	1,277	1,001
Net gain on sales of securities	(151)	—
Originations of loans held for sale	(196,616)	(53,918)
Proceeds from sales of loans originated for sale	179,350	50,160
Net gain on sales of loans	(5,788)	(1,550)
Accretion on acquired purchase credit impaired loans	(1,772)	(3,076)
Gain on sale of other real estate owned and repossessed assets	—	(48)
Increase in cash surrender value of life insurance, net of 1035 exchange charge	(214)	(243)
Amortization of debt issuance costs	43	38
Net (increase) decrease in accrued interest receivable and other assets	(14,127)	2,586
Net increase (decrease) in accrued interest payable and other liabilities	4,065	(1,370)
Deferred income tax benefit	—	(180)
Net cash (used in) provided by operating activities	(20,047)	6,086
Cash flows from investing activities
Net increase in loans	(39,007)	(76,822)
Principal payments on securities available-for-sale	11,730	7,073
Purchases of securities available-for-sale	(51,373)	(60,877)
Purchases of FHLB Stock	—	(22)
Additions to premises and equipment	(1,269)	(1,100)
Proceeds from:
Sale of securities available-for-sale	46,545	704
Sale of other real estate owned and repossessed assets	—	700
Net cash used in investing activities	(33,374)	(130,344)
Cash flows from financing activities
Net increase in deposits	59,907	9,929
Change in short-term borrowings	(87,584)	98,702
Issuances of long term FHLB advances	100,000	—
Change in secured borrowing	(53)	(52)
Net proceeds from issuance of common stock related to initial public offering	—	29,030
Share buyback - redeemed stock	(2,108)	—
Common stock dividends paid	(852)	(430)
Proceeds from exercised stock options	219	1,269
Payments related to tax-withholding for share based compensation awards	(43)	(14)
Net cash provided by financing activities	69,486	138,434
Net change in cash and cash equivalents	16,065	14,176
Beginning cash and cash equivalents	33,296	63,661
Ending cash and cash equivalents	$49,361	$77,837

Supplemental disclosure of cash flow information:
Interest paid	$14,109	$8,678
Taxes paid	2,071	1,380
Transfer from loans held for sale to loans held for investment	1,895	453
Transfer from loans to other real estate owned	373	—
Transfer from premises and equipment to other assets	—	20
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
SEPTEMBER 30, 2019
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
The Bank is a Michigan banking corporation with depository accounts insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a wide range of business and consumer financial services in southeastern Michigan and west Michigan. Its primary deposit products are checking, interest-bearing demand, money market and savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial and industrial, residential real estate, and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include federal funds sold.
The Company's subsidiary, Hamilton Court Insurance Company ("Hamilton Court"), is a wholly owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank and reinsurance to ten other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Hamilton Court was designed to insure the risks of the Company and the Bank by providing additional insurance coverage for deductibles, excess limits and uninsured exposures. Hamilton Court is incorporated in Nevada.
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
Proposed Merger with Ann Arbor State Bank:
On August 13, 2019, the Company and Ann Arbor Bancorp, Inc. ("AAB") jointly announced the signing of an Agreement and Plan of Merger, dated August 12, 2019, pursuant to which the Company has agreed to acquire AAB and its wholly owned subsidiary, Ann Arbor State Bank. The transaction is anticipated to close in the fourth quarter of 2019 or the first quarter of 2020, subject to the satisfaction or waiver of customary closing conditions.
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
The Company performed an analysis of the impact of adoption of this ASU, reviewing revenue recorded from service charges on deposit accounts, gains (losses) on other real estate owned and other assets, debit card interchange fees, and merchant processing fees.  Certain revenue received, such as service charges on deposit accounts, interchange fees, and merchant processing fees, is recorded on a transaction by transaction basis or as the service is performed.  Finally, the methodology used to record revenue from gains (losses) due to the sale of other real estate owned is not anticipated to change, as the Company currently records income or expense only upon consummation of the sale. The Company adopted ASU 2014-09 and related issuances on January 1, 2019, with no cumulative effect adjustment to opening retained earnings required upon implementation of this standard.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," to improve the accounting for financial instruments. This ASU requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, as well as the required use of exit pricing when measuring the fair value of financial instruments for disclosure purposes. The guidance is effective for the Company for fiscal years beginning after December  15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and is to be applied prospectively with a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently developing processes and procedures to comply with the disclosures requirements of this ASU, which will impact the disclosures the Company makes related to fair value of its financial instruments. This standard is not expected to have a material impact on the

Company's consolidated financial statements. The Company is planning to adopt this new guidance within the time frames stated above.
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
The guidance will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2021, and is to be applied under an optional transition method. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption.
In October 2019, the FASB approved a delayed effective date for the leases standard to January 2021 for certain entities, including certain SEC filers, public business entities, and private companies.  As an emerging growth company, the Company is eligible for the delayed effective date. The Company is planning to adopt this new guidance within the time frames stated above but would delay the implementation to the delayed effective date if the proposed delay is effected.
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
In October 2019, the FASB approved a delayed effective date for the credit losses standard to January 2023 for certain entities, including certain SEC filers, public business entities, and private companies.  As a smaller reporting company, the Company is eligible for the delayed effective date. The Company is currently evaluating the impact of the delay on its implementation project plan as well as the impact of adopting this new guidance on the consolidated financial statements, current systems and processes. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Company is planning to adopt this new guidance within the time frames stated above but would delay the implementation to the delayed effective date if the proposed delay is effected.
Income Taxes - Tax Cuts and Jobs Act
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)," which allowed an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. In addition, the ASU required that an entity state if an election to reclassify the tax effects to retained earnings is made, along with a description of other income tax effects that are reclassified from AOCI. This guidance became effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company early adopted the ASU and reclassified $168 thousand from retained earnings to AOCI during the first quarter of 2018.
In May 2018, the FASB issued an update to ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118," regarding the accounting implications of the recently issued TCJA. The update clarified that in a company's financial statements that include the reporting period in which the TCJA was enacted, a company must first reflect the income tax effects of the TCJA in which the accounting under GAAP is complete.

These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP will be incomplete but for which a reasonable estimate can be determined. This accounting update was effective immediately upon announcement. The Company believes its accounting for the income tax effects of the TCJA is complete. Technical corrections or other forthcoming guidance could change how we interpret provisions of the TCJA, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.
NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. government sponsored entities & agencies	$1,422	$75	$—	$1,497
State and political subdivision	85,845	4,892	(4)	90,733
Mortgage-backed securities: residential	9,389	93	(92)	9,390
Mortgage-backed securities: commercial	19,985	1,067	(3)	21,049
Collateralized mortgage obligations: residential	9,128	43	(102)	9,069
Collateralized mortgage obligations: commercial	30,747	862	(11)	31,598
U.S. Treasury	1,974	27	—	2,001
SBA	23,583	104	(151)	23,536
Asset backed securities	10,384	—	(197)	10,187
Corporate bonds	5,992	191	(1)	6,182
Total available-for-sale	$198,449	$7,354	$(561)	$205,242
December 31, 2018
U.S. government sponsored entities & agencies	$2,404	$4	$(11)	$2,397
State and political subdivision	75,093	657	(604)	75,146
Mortgage-backed securities: residential	10,114	4	(379)	9,739
Mortgage-backed securities: commercial	12,594	17	(229)	12,382
Collateralized mortgage obligations: residential	18,916	51	(296)	18,671
Collateralized mortgage obligations: commercial	32,390	98	(500)	31,988
U.S. Treasury	21,232	—	(751)	20,481
SBA	15,856	—	(168)	15,688
Asset backed securities	3,872	—	(30)	3,842
Corporate bonds	14,006	18	(100)	13,924
Total available-for-sale	$206,477	$849	$(3,068)	$204,258
The proceeds from sales of securities and the associated gains and losses for the periods below are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds	$11,080	$704	$46,545	$704
Gross gains	202	2	543	2
Gross losses	(51)	(2)	(392)	(2)

The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$2,683	$2,684
One to five years	24,918	25,353
Five to ten years	52,715	54,997
Beyond ten years	118,133	122,208
Total	$198,449	$205,242
Securities pledged at September 30, 2019 and December 31, 2018 had a carrying amount of $36.7 million and $22.7 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of September 30, 2019, the Bank held 56 tax-exempt state and local municipal securities totaling $41.1 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at September 30, 2019 and December 31, 2018 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
September 30, 2019
Available-for-sale
State and political subdivision	$1,051	$(2)	$304	$(2)	$1,355	$(4)
Mortgage-backed securities: residential	—	—	5,570	(92)	5,570	(92)
Mortgage-backed securities: commercial	898	(2)	434	(1)	1,332	(3)
Collateralized mortgage obligations: residential	—	—	5,799	(102)	5,799	(102)
Collateralized mortgage obligations: commercial	—	—	1,730	(11)	1,730	(11)
U.S. Treasury	—	—	—	—	—	—
SBA	4,058	(12)	13,286	(139)	17,344	(151)
Asset backed securities	10,187	(197)	—	—	10,187	(197)
Corporate bonds	—	—	1,004	(1)	1,004	(1)
Total available-for-sale	$16,194	$(213)	$28,127	$(348)	$44,321	$(561)
December 31, 2018
Available-for-sale
U.S. government sponsored entities & agencies	$978	$(11)	$—	$—	$978	$(11)
State and political subdivision	5,121	(25)	27,667	(579)	32,788	(604)
Mortgage-backed securities: residential	2,595	(4)	6,393	(375)	8,988	(379)
Mortgage-backed securities: commercial	1,967	(8)	8,944	(221)	10,911	(229)
Collateralized mortgage obligations: residential	3,814	(27)	8,958	(269)	12,772	(296)
Collateralized mortgage obligations: commercial	—	—	17,939	(500)	17,939	(500)
U.S. Treasury	—	—	20,481	(751)	20,481	(751)
SBA	12,420	(91)	3,268	(77)	15,688	(168)
Asset backed securities	3,842	(30)	—	—	3,842	(30)
Corporate bonds	7,526	(28)	2,950	(72)	10,476	(100)
Total available-for-sale	$38,263	$(224)	$96,600	$(2,844)	$134,863	$(3,068)

As of September 30, 2019, the Company's investment portfolio consisted of 240 securities, 46 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.
NOTE 3—LOANS
The following table presents the recorded investment in loans at September 30, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
September 30, 2019
Commercial real estate	$509,704	$56,077	$565,781
Commercial and industrial	395,804	8,326	404,130
Residential real estate	187,485	10,792	198,277
Consumer	701	34	735
Total	$1,093,694	$75,229	$1,168,923
December 31, 2018
Commercial real estate	$500,809	$61,284	$562,093
Commercial and industrial	375,130	8,325	383,455
Residential real estate	165,015	15,003	180,018
Consumer	944	55	999
Total	$1,041,898	$84,667	$1,126,565
At September 30, 2019 and December 31, 2018, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $26.9 million and $5.6 million, respectively. During the three months ended September 30, 2019 and 2018, the Company sold residential real estate loans with proceeds totaling $86.4 million and $25.1 million, respectively and $179.4 million and $50.2 million, during the nine months ended September 30, 2019 and 2018, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial real estate	$5,043	$5,927
Commercial and industrial	4,071	9,605
Residential real estate	2,339	2,915
Total nonaccrual loans	11,453	18,447
Other real estate owned	373	—
Total nonperforming assets	$11,826	$18,447
Loans 90 days or more past due and still accruing	$157	$243
At September 30, 2019 and December 31, 2018, all of the loans 90 days or more past due and still accruing were PCI loans.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
September 30, 2019
Commercial real estate	$561,062	$4,288	$—	$431	$565,781
Commercial and industrial	403,065	918	26	121	404,130
Residential real estate	195,740	802	743	992	198,277
Consumer	717	—	18	—	735
Total	$1,160,584	$6,008	$787	$1,544	$1,168,923
December 31, 2018
Commercial real estate	$559,523	$497	$—	$2,073	$562,093
Commercial and industrial	381,424	664	82	1,285	383,455
Residential real estate	174,831	2,499	1,314	1,374	180,018
Consumer	998	—	1	—	999
Total	$1,116,776	$3,660	$1,397	$4,732	$1,126,565
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, was as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans	$11,453	$18,447
Performing troubled debt restructurings:
Commercial and industrial	553	568
Residential real estate	361	363
Total performing troubled debt restructurings	914	931
Total impaired loans, excluding purchase credit impaired loans	$12,367	$19,378
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
As of September 30, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $4.1 million and $5.9 million, respectively. The Company allocated a specific reserve of $498 thousand for those loans at September 30, 2019 and a specific reserve of $258 thousand for those loans at December 31, 2018. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of September 30, 2019, there were $3.2 million of nonperforming TDRs and $914 thousand of performing TDRs included in impaired loans. As of December 31, 2018, there were $5.0 million of nonperforming TDRs and $931 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

The following table presents the recorded investment of loans modified as TDRs during the nine months ended September 30, 2019 and 2018, by type of concession granted. There were no loans modified as TDRs during the three months ended September 30, 2019 and 2018. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
Nine months ended September 30, 2019
Commercial and industrial	$—	$—	$351	2	$351	$—	$174
Total	$—	$—	$351	2	$351	$—	$174
Nine months ended September 30, 2018
Commercial real estate	$—	$—	$2,087	4	$2,087	$101	$—
Commercial and industrial	133	—	990	3	1,123	—	—
Residential real estate	—	—	112	2	112	—	5
Total	$133	$—	$3,189	9	$3,322	$101	$5
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified as TDRs during the twelve months ended September 30, 2018 for which there was a subsequent payment default, including the recorded investment as of the period end. There were no loans modified as TDRs during the twelve months ending September 30, 2019 for which there was a subsequent default. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Commercial real estate	$552,320	$8,342	$4,653	$466	$565,781
Commercial and industrial	383,380	14,270	6,440	40	404,130
Total	$935,700	$22,612	$11,093	$506	$969,911
December 31, 2018
Commercial real estate	$545,843	$10,240	$5,966	$44	$562,093
Commercial and industrial	368,189	2,841	12,425	—	383,455
Total	$914,032	$13,081	$18,391	$44	$945,548
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2019
Residential real estate	$195,938	$2,339	$198,277
Consumer	735	—	735
Total	$196,673	$2,339	$199,012
December 31, 2018
Residential real estate	$177,103	$2,915	$180,018
Consumer	999	—	999
Total	$178,102	$2,915	$181,017
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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
September 30, 2019
Commercial real estate	$6,190	$3,640
Commercial and industrial	280	162
Residential real estate	4,317	3,081
Total PCI loans	$10,787	$6,883
December 31, 2018
Commercial real estate	$7,406	$4,344
Commercial and industrial	177	122
Residential real estate	4,974	3,409
Total PCI loans	$12,557	$7,875

The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Accretable yield at beginning of period	$10,194	$12,390	$10,947	$14,452
Accretion of income	(597)	(1,167)	(1,772)	(3,076)
Adjustments to accretable yield	—	—	422	(159)
Other activity, net	—	—	—	6
Accretable yield at end of period	$9,597	$11,223	$9,597	$11,223
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of September 30, 2019, the Company had six PCI loan pools and 11 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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

Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance (1)	Total recorded investment	Contractual principal balance	Related allowance (1)
September 30, 2019
Individually evaluated impaired loans:
Commercial real estate	$4,479	$564	$5,043	$5,244	$37
Commercial and industrial	2,292	2,051	4,343	4,608	443
Residential real estate	1,207	189	1,396	1,541	18
Total	$7,978	$2,804	$10,782	$11,393	$498
December 31, 2018
Individually evaluated impaired loans:
Commercial real estate	$5,898	$3,991	$9,889	$13,076	$815
Commercial and industrial	5,892	4,059	9,951	10,411	526
Residential real estate	1,666	3,255	4,921	6,604	101
Total	$13,456	$11,305	$24,761	$30,091	$1,442
(1) December 31, 2018 individually evaluated impaired loans included $7.2 million of PCI loans with a related allowance of $920 thousand. September 30, 2019 individually evaluated impaired loans do not include PCI loans with a related allowance.

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended September 30, 2019
Individually evaluated impaired loans (1):
Commercial real estate	$3,111	$2	$35
Commercial and industrial	6,752	14	349
Residential real estate	1,428	7	—
Total	$11,291	$23	$384
For the nine months ended September 30, 2019
Individually evaluated impaired loans (1):
Commercial real estate	$4,034	$2	$209
Commercial and industrial	9,080	33	573
Residential real estate	2,059	21	10
Total	$15,173	$56	$792
For the three months ended September 30, 2018
Individually evaluated impaired loans (1):
Commercial real estate	$9,524	$430	$142
Commercial and industrial	6,559	22	—
Residential real estate	5,217	90	—
Total	$21,300	$542	$142
For the nine months ended September 30, 2018
Individually evaluated impaired loans (1):
Commercial real estate	$9,258	$1,275	$142
Commercial and industrial	7,736	71	112
Residential real estate	5,256	277	—
Total	$22,250	$1,623	$254
(1) September 30, 2018 individually evaluated impaired loans included PCI loans, whereas September 30, 2019 individually evaluated impaired loans excluded PCI loans.

Activity in the allowance for loan losses and the allocation of the allowance for loans was as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$5,219	$5,990	$1,142	$2	$12,353
Provision (benefit) for loan losses	184	(280)	72	8	(16)
Gross chargeoffs	—	(49)	—	(34)	(83)
Recoveries	5	10	12	26	53
Net (chargeoffs) recoveries	5	(39)	12	(8)	(30)
Ending allowance for loan losses	$5,408	$5,671	$1,226	$2	$12,307
For the nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$5,227	$5,174	$1,164	$1	$11,566
Provision for loan losses	249	560	7	19	835
Gross chargeoffs	(74)	(164)	—	(48)	(286)
Recoveries	6	101	55	30	192
Net (chargeoffs) recoveries	(68)	(63)	55	(18)	(94)
Ending allowance for loan losses	$5,408	$5,671	$1,226	$2	$12,307
For the three months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$5,060	$5,423	$977	$5	$11,465
Provision for loan losses	34	475	101	9	619
Gross chargeoffs	—	(237)	—	(8)	(245)
Recoveries	23	8	19	1	51
Net (chargeoffs) recoveries	23	(229)	19	(7)	(194)
Ending allowance for loan losses	$5,117	$5,669	$1,097	$7	$11,890
For the nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$4,852	$5,903	$950	$8	$11,713
Provision (benefit) for loan losses	352	(53)	143	21	463
Gross chargeoffs	(112)	(995)	(47)	(23)	(1,177)
Recoveries	25	814	51	1	891
Net (chargeoffs) recoveries	(87)	(181)	4	(22)	(286)
Ending allowance for loan losses	$5,117	$5,669	$1,097	$7	$11,890

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$37	$443	$18	$—	$498
Collectively evaluated for impairment	4,619	5,189	1,195	2	11,005
Acquired with deteriorated credit quality	752	39	13	—	804
Ending allowance for loan losses	$5,408	$5,671	$1,226	$2	$12,307
Balance of loans:
Individually evaluated for impairment	$5,043	$4,343	$1,396	$—	$10,782
Collectively evaluated for impairment	557,098	399,625	193,800	735	1,151,258
Acquired with deteriorated credit quality	3,640	162	3,081	—	6,883
Total loans	$565,781	$404,130	$198,277	$735	$1,168,923
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$—	$504	$18	$—	$522
Collectively evaluated for impairment	4,412	4,648	1,063	1	10,124
Acquired with deteriorated credit quality	815	22	83	—	920
Ending allowance for loan losses	$5,227	$5,174	$1,164	$1	$11,566
Balance of loans:
Individually evaluated for impairment	$5,898	$9,829	$1,854	$—	$17,581
Collectively evaluated for impairment	551,851	373,504	174,755	999	1,101,109
Acquired with deteriorated credit quality	4,344	122	3,409	—	7,875
Total loans	$562,093	$383,455	$180,018	$999	$1,126,565

NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Land	$2,253	$2,197
Buildings	9,825	9,746
Leasehold improvements	2,192	1,708
Furniture, fixtures and equipment	6,322	6,024
Total premises and equipment	$20,592	$19,675
Less: Accumulated depreciation	7,165	6,433
Net premises and equipment	$13,427	$13,242
Depreciation expense was $326 thousand and $345 thousand for the three months ended September 30, 2019 and 2018, and $986 thousand and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $307 thousand and $285 thousand for the three months ended September 30, 2019 and 2018, and $840 thousand and $790 thousand for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company acquired two banks, Lotus Bank in March 2015 and Bank of Michigan in March 2016, which resulted in the recognition of $4.6 million and $4.8 million of goodwill, respectively. Goodwill was $9.4 million at both September 30, 2019 and December 31, 2018.
Goodwill is not amortized but is evaluated at least annually for impairment. The Company's most recent annual goodwill impairment review performed as of September 30, 2018 did not indicate that an impairment of goodwill existed. The Company also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through September 30, 2019 and that the Company's goodwill was not impaired at September 30, 2019.
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
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Gross carrying amount	$2,045	$2,045
Accumulated amortization	(1,715)	(1,598)
Net Intangible	$330	$447
Amortization expense for the CDIs was $29 thousand and $55 thousand for the three months ended September 30, 2019 and 2018 and $117 thousand and $165 thousand for the nine months ended September 30, 2019 and 2018, respectively.
NOTE 7 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
FHLB Advances	$—	—%	$90,000	2.54%
Securities sold under agreements to repurchase	545	0.30	609	0.30
FHLB line of credit	—	—	2,520	2.87
Federal funds purchased	10,000	1.90	5,000	2.50
Total short-term borrowings	10,545	1.82	98,129	2.53
Long-term debt:
Secured borrowing due in 2022	1,392	1.00	1,445	1.00
FHLB advances due in 2022 to 2029(2)	100,000	1.11	—	—
Subordinated notes due in 2025(3)	14,934	6.38	14,891	6.38
Total long-term debt	116,326	1.79	16,336	5.90
Total short-term and long-term borrowings	$126,871	1.79%	$114,465	3.01%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At September 30, 2019, the long-term FHLB advances consisted of 0.66% - 2.35% fixed rate notes.
(3) The September 30, 2019 balance includes subordinated notes of $15.0 million and debt issuance costs of $66 thousand. The December 31, 2018 balance includes subordinated notes of $15.0 million and debt issuance costs of $109 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The advances were secured by a blanket lien on $419.6 million of real estate-related loans as of September 30, 2019. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $144.9 million from the FHLB at September 30, 2019. In addition, the Bank can borrow up to $130.0 million through the unsecured lines of credit it has established with other correspondent banks, as well as $4.9 million through a secured line with the Federal Reserve Bank. The Bank had $10.0 million outstanding federal funds purchased as of September 30, 2019 and $5.0 million outstanding as of December 31, 2018.
At September 30, 2019, the Company had $545 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $1.2 million at September 30, 2019.
The Company had a secured borrowing of $1.4 million as of September 30, 2019 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
As of September 30, 2019, the Company had outstanding $15.0 million of subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature no later than December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event. The notes are subordinated to all other borrowings. At September 30, 2019, there was $66 thousand of debt issuance costs remaining, which are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
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
A reconciliation of expected income tax expense using the federal corporate tax rate of 21% and the actual income tax expense recorded in our consolidated financial statements was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Income tax expense based on federal corporate tax rate	$1,118	$823	$2,911	$2,646
Changes resulting from:
Tax-exempt income	(142)	(104)	(398)	(289)
Other, net	(62)	(54)	(85)	(190)
Income tax expense	$914	$665	$2,428	$2,167

NOTE 9—STOCK BASED COMPENSATION
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
The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the nine months ended September 30, 2019, the Company granted no stock options and issued 35,633 restricted stock awards under the 2018 Plan, resulting in 207,617 shares available to be granted as of September 30, 2019. During the nine months ended

September 30, 2018, the Company granted 30,000 stock options under the Stock Option Plan and 30,271 restricted stock awards under the 2014 Plan.
Stock Options
As of September 30, 2019, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized, but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the stock options granted in the nine months ended September 30, 2018 was determined using the following weighted-average assumptions as of grant date:

September 30, 2018
Risk Free Interest Rate	2.83%
Expected Term (years)	7.0
Expected Volatility	0.04%
Weighted average fair value of options granted	$4.46
The summary of our stock option activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2019	376,768	$16.26	5.8
Exercised	(21,550)	10.16
Options outstanding at September 30, 2019	355,218	16.63	5.3
Options exercisable at September 30, 2019	335,214	$16.14	5.1
The aggregate intrinsic value was $2.7 million for both options outstanding and exercisable as of September 30, 2019. As of September 30, 2019, there was $61 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 1.1 years.
Share-based compensation expense charged against income was $12 thousand and $38 thousand for the three months ended September 30, 2019 and 2018, and $43 thousand and $128 thousand for the nine months ended September 30, 2019 and 2018, respectively.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the nine months ended September 30, 2019 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2019	53,770	$24.14
Granted	35,633	23.76
Vested	(6,700)	20.75
Forfeited	(3,150)	23.99
Nonvested at September 30, 2019	79,553	$24.26
As of September 30, 2019, there was $990 thousand of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2019 was $139 thousand.

Total expense for restricted stock awards totaled $177 thousand and $175 thousand for the three months ended September 30, 2019 and 2018, and $474 thousand and $487 thousand for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, there was $43 thousand of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
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
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$16,252	$22,769	$8,608	$10,900
Unused lines of credit	19,544	289,779	18,672	229,490
Unused standby letters of credit and commercial letters of credit	4,195	—	3,861	232
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $16.3 million as of September 30, 2019, have interest rates ranging from 3.6% to 7.8% and maturities ranging from 2 years to 30 years.
NOTE 11—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of September 30, 2019, the Company and Bank met all capital adequacy requirements to which they were subject.
The Basel III rules require the Company to maintain a capital conservation buffer of common equity capital of 2.5% above the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer was 2.5% at September 30, 2019 and 1.875% at December 31, 2018.
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
At September 30, 2019 and December 31, 2018, the Bank was classified as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	$153,143	11.73%	$58,754	4.50%	$91,396	7.00%
Bank	160,141	12.25%	58,804	4.50%	91,472	7.00%	$84,939	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$153,143	11.73%	$78,339	6.00%	$110,980	8.50%
Bank	160,141	12.25%	78,405	6.00%	111,074	8.50%	$104,540	8.00%
Total capital to risk-weighted assets:
Consolidated	$180,711	13.84%	$104,452	8.00%	$137,093	10.50%
Bank	172,774	13.22%	104,540	8.00%	137,209	10.50%	$130,675	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$153,143	10.12%	$60,503	4.00%	$60,503	4.00%
Bank	160,141	10.64%	60,191	4.00%	60,191	4.00%	$75,238	5.00%
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,008	11.82%	$54,803	4.50%	$77,699	6.38%
Bank	147,495	12.12%	54,780	4.50%	77,666	6.38%	$79,126	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$144,008	11.82%	$73,071	6.00%	$95,967	7.88%
Bank	147,495	12.12%	73,040	6.00%	95,926	7.88%	$97,386	8.00%
Total capital to risk-weighted assets:
Consolidated	$170,503	14.00%	$97,428	8.00%	$120,324	9.88%
Bank	159,100	13.07%	97,386	8.00%	120,272	9.88%	$121,733	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$144,008	10.21%	$56,411	4.00%	$56,411	4.00%
Bank	147,495	10.48%	56,309	4.00%	56,309	4.00%	$70,386	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5% and 1.875% applicable during 2019 and 2018, respectively.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2019, the Bank had the capacity to pay the Company a dividend of up to $35.6 million without the need to obtain prior regulatory approval.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Securities available for sale:
U.S. government sponsored entities and agencies	$1,497	$—	$1,497	$—
State and political subdivision	90,733	—	90,733	—
Mortgage-backed securities: residential	9,390	—	9,390	—
Mortgage-backed securities: commercial	21,049	—	21,049	—
Collateralized mortgage obligations: residential	9,069	—	9,069	—
Collateralized mortgage obligations: commercial	31,598	—	31,598	—
U.S. Treasury	2,001	—	2,001	—
SBA	23,536	—	23,536	—
Asset backed securities	10,187	—	10,187	—
Corporate bonds	6,182	—	6,182	—
Total securities available for sale	205,242	—	205,242	—
Loans held for sale	26,864	—	26,864	—
Loans measured at fair value:
Residential real estate	4,890	—	—	4,890
Derivative assets:
Customer-initiated derivatives	5,628	—	5,628	—
Forward contracts related to mortgage loans to be delivered for sale	185	—	185	—
Interest rate lock commitments	359	—	359	—
Total assets at fair value	$243,168	$—	$238,278	$4,890
Derivative liabilities:
Customer-initiated derivatives	5,628	—	5,628	—
Forward contracts related to mortgage loans to be delivered for sale	56	—	56	—
Interest rate lock commitments	5	—	5	—
Total liabilities at fair value	$5,689	$—	$5,689	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Securities available for sale:
U.S. government sponsored entities and agencies	$2,397	$—	$2,397	$—
State and political subdivision	75,146	—	75,146	—
Mortgage-backed securities: residential	9,739	—	9,739	—
Mortgage-backed securities: commercial	12,382	—	12,382	—
Collateralized mortgage obligations: residential	18,671	—	18,671	—
Collateralized mortgage obligations: commercial	31,988	—	31,988	—
U.S. Treasury	20,481	—	20,481	—
SBA	15,688	—	15,688	—
Asset backed securities	3,842	—	3,842	—
Corporate bonds	13,924	—	13,924	—
Total securities available for sale	$204,258	$—	$204,258	$—
Loans held for sale	5,595	—	5,595	—
Loans measured at fair value:
Residential real estate	4,571	—	—	4,571
Derivative assets:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	22	—	22	—
Interest rate lock commitments	198	—	198	—
Total assets at fair value	$215,770	$—	$211,199	$4,571
Derivative liabilities:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	43	—	43	—
Total liabilities at fair value	$1,169	$—	$1,169	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the nine months ended September 30, 2019 or during the year ended December 31, 2018.
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Loans held for investment
Beginning balance	$5,624	$4,414	$4,571	$4,291
Transfers from loans held for sale	466	149	1,895	453
Gains (losses):
Recorded in "Mortgage banking activities"	(9)	(32)	151	(144)
Repayments	(1,191)	(44)	(1,727)	(113)
Ending balance	$4,890	$4,487	$4,890	$4,487
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of September 30, 2019 or December 31, 2018.

As of September 30, 2019 and December 31, 2018, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Aggregate fair value	$26,864	$5,595
Contractual balance	26,429	5,512
Unrealized gain	435	83
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Change in fair value	$(98)	$69	$352	$100
Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
September 30, 2019
Impaired loans:
Commercial real estate	$897	$897
Commercial and industrial	1,291	1,291
Other real estate owned	373	373
Total	$2,561	$2,561
December 31, 2018
Impaired loans:
Commercial and industrial	$3,337	$3,337
Total	$3,337	$3,337
The Company recorded specific reserves of $246 thousand and $278 thousand to reduce the value of these loans at September 30, 2019 and December 31, 2018, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded chargeoffs of $74 thousand during the nine months ended September 30, 2019 related to the impaired loans at fair value. There were no charge-offs related to impaired loans at fair value during the year ended December 31, 2018.
There were no write downs recorded in other real estate owned during the three and nine months ended September 30, 2019. There were no other real estate owned assets at fair value at December 31, 2018.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Fair value at September 30, 2019	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Impaired loans	$2,188	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10-50%
Other real estate owned	373	Appraisal of property	Discounted appraisal value	36%

(Dollars in thousands)	Fair value at December 31, 2018	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Impaired loans	$3,337	Discounted appraisals	Collateral discounts	17-50%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at September 30, 2019 and December 31, 2018 were as follows:

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2019
Financial assets:
Cash and cash equivalents	$49,361	$32,400	$16,961	$—	$49,361
Federal Home Loan Bank stock	8,325	NA	NA	NA	NA
Net loans	1,156,616	—	—	1,164,984	1,164,984
Accrued interest receivable	5,280	—	1,916	3,364	5,280
Financial liabilities:
Deposits	1,194,542	—	1,197,718	—	1,197,718
Borrowings	111,937	—	111,729	—	111,729
Subordinated notes	14,934	—	15,405	—	15,405
Accrued interest payable	2,500	—	2,500	—	2,500
December 31, 2018
Financial assets:
Cash and cash equivalents	$33,296	$27,072	$6,224	$—	$33,296
Federal Home Loan Bank stock	8,325	NA	NA	NA	NA
Net loans	1,114,999	—	—	1,113,648	1,113,648
Accrued interest receivable	4,207	—	1,210	2,997	4,207
Financial liabilities:
Deposits	1,134,635	—	1,137,575	—	1,137,575
Borrowings	99,574	—	100,602	—	100,602
Subordinated notes	14,891	—	15,450	—	15,450
Accrued interest payable	1,674	—	1,674	—	1,674
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
The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$73,512	$5,628	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	34,459	185	5,241	22
Interest rate lock commitments	42,091	359	18,375	198
Total derivatives included in other assets	$150,062	$6,172	$59,349	$1,346
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$73,512	$5,628	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	19,148	56	11,195	43
Interest rate lock commitments	2,296	5	—	—
Total derivatives included in other liabilities	$94,956	$5,689	$46,928	$1,169

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

		For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	Location of Gain (Loss)	2019	2018	2019	2018
Forward contracts related to mortgage loans to be delivered for sale	Mortgage Banking Activities	$(26)	$20	$(417)	$14
Interest rate lock commitments	Mortgage Banking Activities	(48)	65	156	149
Total gain (loss) recognized in income		$(74)	$85	$(261)	$163
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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
September 30, 2019
Offsetting derivative assets:
Customer initiated derivatives	$5,628	$—	$5,628	$—	$—	$5,628
Offsetting derivative liabilities:
Customer initiated derivatives	5,628	—	5,628	—	6,527	(899)
December 31, 2018
Offsetting derivative assets:
Customer initiated derivatives	$1,126	$—	$1,126	$—	$—	$1,126
Offsetting derivative liabilities:
Customer initiated derivatives	1,126	—	1,126	—	1,020	106

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$5,910	$9,690
Investment in banking subsidiary	174,966	155,248
Investment in captive insurance subsidiary	2,264	1,622
Income tax benefit	456	393
Other assets	73	21
Total assets	$183,669	$166,974
Liabilities
Subordinated notes	$14,934	$14,891
Accrued expenses and other liabilities	767	323
Total liabilities	15,701	15,214
Shareholders' equity	167,968	151,760
Total liabilities and shareholders' equity	$183,669	$166,974
Statements of Income and Comprehensive Income—Parent Company

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Expenses
Interest on subordinated notes	$256	$256	$759	$759
Other expenses	516	151	902	480
Total expenses	772	407	1,661	1,239
Loss before income taxes and equity in undistributed net earnings of subsidiaries	(772)	(407)	(1,661)	(1,239)
Income tax (benefit) expense	181	(2)	272	201
Equity in undistributed earnings of subsidiaries	5,000	3,664	12,820	11,473
Net income	$4,409	$3,255	$11,431	$10,435
Other comprehensive income (loss)	1,238	(986)	7,120	(3,174)
Total comprehensive income, net of tax	$5,647	$2,269	$18,551	$7,261

Statements of Cash Flows—Parent Company

	For the nine months ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$11,431	$10,435
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(12,820)	(11,473)
Stock based compensation expense	54	242
(Increase) decrease in other assets, net	(115)	33
Increase in other liabilities, net	411	135
Net cash used in operating activities	(1,039)	(628)
Cash flows from investing activities
Capital infusion to subsidiaries	—	(20,000)
Net cash used in investing activities	—	(20,000)
Cash flows from financing activities
Net proceeds from issuance of common stock related to initial public offering	—	29,030
Share buyback - redeemed stock	(2,108)	—
Common stock dividends paid	(852)	(430)
Proceeds from exercised stock options	219	1,269
Net cash provided by (used in) financing activities	(2,741)	29,869
Net increase (decrease) in cash and cash equivalents	(3,780)	9,241
Beginning cash and cash equivalents	9,690	1,158
Ending cash and cash equivalents	$5,910	$10,399

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
The calculation of basic and diluted earnings per share using the two-class method for each period noted below was as follows:

(Dollars in thousands, except per share data)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Net income	$4,409	$11,431
Net income allocated to participating securities	45	110
Net income allocated to common shareholders (1)	$4,364	$11,321
Weighted average common shares - issued	7,721	7,738
Average unvested restricted share awards	(80)	(76)
Weighted average common shares outstanding - basic	7,641	7,662
Effect of dilutive securities
Weighted average common stock equivalents	111	114
Weighted average common shares outstanding - diluted	7,752	7,776
EPS available to common shareholders
Basic earnings per common share	$0.57	$1.48
Diluted earnings per common share	$0.56	$1.46
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
For the three and nine months ended September 30, 2018, the basic and diluted earnings per share were calculated using the treasury stock method, as disclosed in the table below.

(Dollars in thousands, except per share data)	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Basic:
Net Income attributable to common shareholders	$3,255	$10,435
Weighted average common shares outstanding	7,749,047	7,264,494
Basic earnings per share	$0.42	$1.44
Diluted:
Net Income attributable to common shareholders	$3,255	$10,435
Weighted average common shares outstanding	7,749,047	7,264,494
Add: Dilutive effects of assumed exercises of stock options	152,062	149,182
Weighted average common and dilutive potential common shares outstanding	7,901,109	7,413,676
Diluted earnings per common share	$0.41	$1.41
Stock options for 30,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2019 and 2018, and stock options for 30,000 shares and 25,055 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2019 and 2018, respectively, because they were antidilutive.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2019. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2019. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Since 2007, we have grown substantially through organic growth and a series of four acquisitions, all of which have been fully integrated into our operations. We have made significant investments over the last several years in hiring additional staff and upgrading technology and system security. In 2016, we opened our first branch in the Grand Rapids, Michigan market. In the third quarter of 2017, we opened our second location in Bloomfield Township located in Oakland County. In the third quarter of 2018, we doubled the size of our mortgage division with the addition of new mortgage officers and support staff. As of September 30, 2019, the Company had total consolidated assets of $1.51 billion, total consolidated deposits of $1.19 billion and total consolidated shareholders' equity of $168.0 million.
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

Recent Developments
Proposed Merger with Ann Arbor State Bank: On August 13, 2019, the Company and Ann Arbor Bancorp, Inc. ("AAB") jointly announced the signing of an Agreement and Plan of Merger, dated August 12, 2019, pursuant to which the Company has agreed to acquire AAB and its wholly owned subsidiary, Ann Arbor State Bank. The transaction is anticipated to close in the fourth quarter of 2019 or the first quarter of 2020, subject to the satisfaction or waiver of customary closing conditions.
Third Quarter Dividend. On September 19, 2019, the Company declared a third quarter 2019 cash dividend of $0.04 per share, payable on October 15, 2019 to shareholders of record on September 30, 2019.

Selected Financial Data - Unaudited

	As of and for the three months ended			As of and for the nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2019	2019	2018	2019	2018
Earnings Summary
Interest income	$17,983	$17,657	$16,629	$53,082	$46,783
Interest expense	4,995	5,216	3,560	14,935	9,172
Net interest income	12,988	12,441	13,069	38,147	37,611
Provision expense (benefit) for loan losses	(16)	429	619	835	463
Noninterest income	3,858	3,477	1,924	9,621	4,748
Noninterest expense	11,539	11,167	10,454	33,074	29,294
Income before income taxes	5,323	4,322	3,920	13,859	12,602
Income tax provision	914	767	665	2,428	2,167
Net income	4,409	3,555	3,255	11,431	10,435
Per Share Data
Basic earnings per common share	$0.57	$0.46	$0.42	$1.48	$1.44
Diluted earnings per common share	0.56	0.45	0.41	1.46	1.41
Book value per common share	21.77	21.07	18.77	21.77	18.77
Tangible book value per share (1)	20.51	19.81	17.50	20.51	17.50
Shares outstanding (in thousands)	7,714	7,728	7,749	7,714	7,749
Average basic common shares (in thousands)	7,721	7,741	7,749	7,738	7,264
Average diluted common shares (in thousands)	7,752	7,856	7,901	7,776	7,414
Selected Period End Balances
Total assets	$1,509,463	$1,505,376	$1,446,269	$1,509,463	$1,446,269
Securities available-for-sale	205,242	218,145	199,051	205,242	199,051
Total loans	1,168,923	1,166,501	1,114,999	1,168,923	1,114,999
Total deposits	1,194,542	1,229,445	1,130,311	1,194,542	1,130,311
Total liabilities	1,341,495	1,342,509	1,300,810	1,341,495	1,300,810
Total shareholders' equity	167,968	162,867	145,459	167,968	145,459
Tangible shareholders' equity (1)	158,250	153,121	135,570	158,250	135,570
Performance and Capital Ratios
Return on average assets	1.16%	0.95%	0.95%	1.02%	1.06%
Return on average equity	10.58	8.92	8.95	9.51	10.68
Net interest margin (fully taxable equivalent) (2)	3.59	3.5	3.97	3.61	3.99
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	68.50	70.15	69.73	69.24	69.16
Dividend payout ratio	7.03	8.69	7.13	7.45	4.12
Total shareholders' equity to total assets	11.13	10.82	10.06	11.13	10.06
Tangible equity to tangible assets (1)	10.55	10.24	9.44	10.55	9.44
Common equity tier 1 to risk-weighted assets	11.73	11.49	11.75	11.73	11.75
Tier 1 capital to risk-weighted assets	11.73	11.49	11.75	11.73	11.75
Total capital to risk-weighted assets	13.84	13.62	13.99	13.84	13.99
Tier 1 capital to average assets (leverage ratio)	10.12	10.01	10.31	10.12	10.31
Asset Quality Ratios:
Net charge-offs to average loans	0.01%	0.01%	0.07%	0.03%	0.04%
Nonperforming assets as a percentage of total assets	0.78	0.99	0.89	0.78	0.89
Nonaccrual loans as a percent of total loans	0.98	1.25	1.15	0.98	1.15
Allowance for loan losses as a percentage of period-end loans	1.05	1.06	1.07	1.05	1.07
Allowance for loan losses as a percentage of nonaccrual loans	107.46	84.94	92.36	107.46	92.36
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	100.52	79.41	84.72	100.52	84.72
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
We calculate: (i) tangible shareholders' equity as total shareholders' equity less core deposit intangibles, mortgage servicing rights and goodwill; (ii) tangible book value per share as tangible shareholders' equity divided by shares of common stock outstanding; and (iii) tangible assets as total assets, less core deposit intangibles, mortgage servicing rights and goodwill.
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

(Dollars in thousands, except per share data)	September 30, 2019	December 31, 2018	September 30, 2018
	(Unaudited)		(Unaudited)
Total shareholders' equity	$167,968	$151,760	$145,459
Less:
Goodwill	9,387	9,387	9,387
Other intangible assets, net	331	447	502
Tangible shareholders' equity	$158,250	$141,926	$135,570

Shares outstanding (in thousands)	7,714	7,750	7,749
Tangible book value per share	$20.51	$18.31	$17.50

Total assets	$1,509,463	$1,416,215	$1,446,269
Less:
Goodwill	9,387	9,387	9,387
Other intangible assets, net	331	447	502
Tangible assets	$1,499,745	$1,406,381	$1,436,380

Tangible equity to tangible assets	10.55%	10.09%	9.44%

Results of Operations
Net Income
We had net income of $4.4 million, or $0.56 per diluted common share, for the three months ended September 30, 2019, compared to $3.3 million, or $0.41 per diluted common share, for the three months ended September 30, 2018. The increase of $1.2 million in net income in the third quarter of 2019 primarily reflected an increase of $1.9 million in noninterest income and a decrease in provision for loan losses of $635 thousand. This was partially offset by increases of $1.0 million in noninterest expense and $249 thousand in income tax provision.
We had net income of $11.4 million, or $1.46 per diluted common share, for the nine months ended September 30, 2019, compared to $10.4 million, or $1.41 per diluted common share, for the nine months ended September 30, 2018. The increase of $996 thousand in net income year over year primarily reflected increases of $4.9 million in noninterest income and $536 thousand in net interest income. This was partially offset by increases of $3.8 million in noninterest expense, $372 thousand in provision for loan losses and $261 thousand in income tax provision.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings).
Net interest income was $13.0 million and $13.1 million for the three months ended September 30, 2019 and 2018, respectively. An increase of $1.7 million in deposit interest expense was partially offset by a decrease in interest expense on borrowed funds of $241 thousand and increases of $1.0 million in interest and fees on loans, $179 thousand in interest income from investment securities, and $148 thousand in interest income on federal funds sold.
The increase in interest and fees on loans for the three months ended September 30, 2019 compared to the same period in 2018, was mainly attributable to the increase in the average balance of loans of $107.1 million. This was partially offset by a 16 basis point decrease in the average yield on loans.
The increase in deposit interest expense during the three months ended September 30, 2019 was primarily due to a higher average rate paid on deposits of 1.42% compared to 1.02% for the same period in 2018, which was mainly as a result of the federal funds rate increase of 50 basis points during the nine months ended September 30, 2018 and decrease of 25 basis points in the third quarter of 2019 leaving the cost of funds higher year over year, as well as increased competition. In addition, the increase in deposit expense was impacted by an increase in average balance of deposits of $147.3 million compared to the same period in 2018.
Net interest income was $38.1 million and $37.6 million for the nine months ended September 30, 2019 and 2018, respectively. The $536 thousand increase in net interest income was primarily driven by a $4.7 million increase in interest and fees on loans and a $1.3 million increase in interest income from investment securities, partially offset by a $5.7 million increase in deposit interest expense.
The changes in interest and fees on loans and interest income from investment securities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily driven by increases in the average balance of loans of $104.9 million and average balance of investments securities portfolio of $42.0 million.
The increase in deposit interest expense during nine months ended September 30, 2019 was primarily due to a higher average rate paid on total deposits of 1.43% compared to 0.91% for the same period in 2018, which was mainly as a result of the federal funds rate increase of 50 basis points during the nine months ended September 30, 2018 and decrease of 25 basis points in the third quarter of 2019 leaving the cost of funds higher year over year, as well as increased competition. In addition, the increase in deposit expense was impacted by increase in average balance of deposits of $138.9 million compared to the same period in 2018.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the three months ended September 30, 2019 was 3.59%, compared to 3.97% for the same period in 2018. The decrease of 38 basis points in net interest margin as compared to the same period in 2018 was primarily due to the federal funds rate increase of 50 basis points during the nine months ended September 30, 2018 and decrease of 25 basis points in the third quarter of 2019, leaving the cost of funds higher year over year. Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the con tractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended September 30, 2019 and 2018, the average yield on total loans was 5.41% and 5.57%, respectively. The yield on total loans was impacted by 15 basis points and 33 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended September 30, 2019 and 2018, benefited by 13 basis points and 27 basis points, respectively, as a result of the excess accretable yield. As of September 30, 2019 and December 31, 2018, our remaining accretable yield was $9.6 million and $10.9 million, respectively, and our nonaccretable difference was $4.4 million and $5.6 million, respectively.
Our net interest margin (FTE) for the nine months ended September 30, 2019 was 3.61%, compared to 3.99% for the same period in 2018. The decrease of 38 basis points reflected the federal funds rate increase of 50 basis points during the nine months ended September 30, 2018 and decrease of 25 basis points in the third quarter of 2019 leaving the cost of funds higher year over year. For the nine months ended September 30, 2019 and 2018, the average yield on total loans was 5.49% and 5.44%, respectively. The yield on total loans was impacted by 15 basis points and 30 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the nine months ended September 30, 2019 and 2018, benefited by 12 basis points and 25 basis points, respectively, as a result of the excess accretable yield.
The following tables set forth information related to our average balance sheet, average yields on assets, and average rates on liabilities for the periods indicated. We derived these yields by dividing income or expense by the average daily balance of the corresponding assets or liabilities. In this table, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,182,764	$16,134	5.41%	$1,075,642	$15,107	5.57%
Investment securities(4):
Taxable	121,473	857	2.80	134,619	816	2.41
Tax-exempt	85,332	588	3.28	67,599	450	3.13
Interest-earning cash balances	51,142	289	2.24	28,685	157	2.17
Federal Home Loan Bank stock	8,325	115	5.48	8,303	99	4.73
Total interest-earning assets	1,449,036	17,983	4.96%	1,314,848	16,629	5.04%
Non-earning assets:
Cash and due from banks	23,103			22,358
Premises and equipment	13,228			13,465
Goodwill	9,387			9,387
Other intangible assets, net	347			533
Bank-owned life insurance	12,023			11,732
Allowance for loan losses	(12,241)			(11,591)
Other non-earning assets	27,145			7,414
Total assets	$1,522,028			$1,368,146
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$51,963	$63	0.48%	$60,022	52	0.34%
Money market and savings deposits	320,363	1,170	1.45	249,595	625	0.99
Time deposits	543,765	3,245	2.37	463,373	2,125	1.82
Borrowings	70,766	261	1.46	95,371	502	2.09
Subordinated notes	14,925	256	6.81	14,874	256	6.83
Total interest-bearing liabilities	1,001,782	4,995	1.98%	883,235	3,560	1.60%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	333,690			329,459
Other liabilities	19,804			9,956
Shareholders' equity	166,752			145,496
Total liabilities and shareholders' equity	$1,522,028			$1,368,146
Net interest income		$12,988			$13,069
Interest spread			2.98%			3.44%
Net interest margin(5)			3.56			3.94
Tax equivalent effect			0.03			0.03
Net interest margin on a fully tax equivalent basis			3.59%			3.97%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $118 thousand and $84 thousand on tax-exempt securities for the three months ended September 30, 2019 and 2018, respectively, using the federal corporate tax rate of 21%.
(3) Includes nonaccrual loans
(4) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the nine months ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,157,837	$47,547	5.49%	$1,052,942	$42,837	5.44%
Investment securities(4):
Taxable	135,460	2,773	2.74	117,356	2,057	2.34
Tax-exempt	84,476	1,728	3.28	60,570	1,181	3.13
Interest-earning cash balances	37,359	670	2.40	27,207	382	1.88
Federal Home Loan Bank stock	8,325	364	5.85	8,303	326	5.25
Total interest-earning assets	$1,423,457	$53,082	5.02%	$1,266,378	$46,783	4.96%
Non-earning assets:
Cash and due from banks	24,075			19,577
Premises and equipment	13,252			13,150
Goodwill	9,387			9,387
Other intangible assets, net	383			588
Bank-owned life insurance	11,955			11,651
Allowance for loan losses	(11,950)			(11,628)
Other non-earning assets	18,642			9,132
Total assets	$1,489,201			$1,318,235
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$53,894	$180	0.45%	$62,626	$151	0.32%
Money market and savings deposits	307,461	3,389	1.47	266,508	1,851	0.93
Time deposits	556,922	9,647	2.32	455,299	5,465	1.60
Borrowings	62,006	960	2.07	67,073	946	1.89
Subordinated notes	14,910	759	6.81	14,859	759	6.83
Total interest-bearing liabilities	$995,193	$14,935	2.01%	$866,365	$9,172	1.42%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	316,754			311,675
Other liabilities	17,048			9,941
Shareholders' equity	160,206			130,254
Total liabilities and shareholders' equity	$1,489,201			$1,318,235
Net interest income		$38,147			$37,611
Interest spread			3.01%			3.54%
Net interest margin(5)			3.58			3.97
Tax equivalent effect			0.03			0.02
Net interest margin on a fully tax equivalent basis			3.61%			3.99%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $347 thousand and $235 thousand on tax-exempt securities for the nine months ended September 30, 2019 and 2018, respectively, using the federal corporate tax rate of 21%.
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

	For the three months ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(443)	$1,470	$1,027
Investment securities:
Taxable	125	(84)	41
Tax-exempt	(8)	146	138
Interest-earning cash balances	5	127	132
FHLB Stock	16	—	16
Total interest income	(305)	1,659	1,354
Interest-bearing liabilities
Interest-bearing demand deposits	19	(8)	11
Money market and savings deposits	337	208	545
Time deposits	711	409	1,120
Borrowings	(129)	(112)	(241)
Subordinated debt	(1)	1	—
Total interest expense	937	498	1,435
Change in net interest income	$(1,242)	$1,161	$(81)

	For the nine months ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$406	$4,304	$4,710
Investment securities:
Taxable	373	343	716
Tax-exempt	(37)	584	547
Interest-earning cash balances	123	165	288
FHLB Stock	37	1	38
Total interest income	902	5,397	6,299
Interest-bearing liabilities
Interest-bearing demand deposits	52	(23)	29
Money market and savings deposits	1,219	319	1,538
Time deposits	2,784	1,398	4,182
Borrowings	89	(75)	14
Subordinated debt	(3)	3	—
Total interest expense	4,141	1,622	5,763
Change in net interest income	$(3,239)	$3,775	$536

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of September 30, 2019, and December 31, 2018, our remaining accretable yield was $9.6 million and $10.9 million, respectively, and our nonaccretable difference was $4.4 million and $5.6 million, respectively.
The provision for loan losses was a provision benefit of $16 thousand for the three months ended September 30, 2019, compared to a $619 thousand provision expense for the same period in 2018. The decrease in the provision for loan losses was primarily due to a $243 thousand decrease in specific reserves on impaired loans, a $228 thousand decrease in general reserves on originated loans due to slower loan growth during third quarter 2019 compared to the same period in 2018 and $164 thousand lower charge-offs during the 2019 period compared to the same period in 2018.
The provision for loan losses was a provision expense of $835 thousand for the nine months ended September 30, 2019, compared to $463 thousand provision expense for the nine months ended September 30, 2018. The increase in the provision for loan losses year over year was primarily attributable to a $473 thousand increase in specific reserves on impaired loans and a $111 thousand increase in general reserves on originated loans as a result of stronger loan growth. This was partially offset by $191 thousand lower net charge offs between the two periods. Our total nonaccrual loans decreased by $6.9 million to $11.5 million at September 30, 2019 compared to $18.4 million at December 31, 2018. The decrease in nonaccrual loans was primarily a result of payoffs of three commercial loan relationships totaling $12.4 million, partially offset by two commercial loan relationships totaling $5.2 million moving to nonaccrual during the nine months ending September 30, 2019.
Noninterest Income
The following table presents noninterest income for the three and nine months ended September 30, 2019 and 2018.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Noninterest income
Service charges on deposits	$627	$655	$1,914	$1,915
Net gain on sales of securities	151	—	151	—
Mortgage banking activities	2,352	754	5,788	1,394
Net gain on sale of commercial loans	(37)	—	(37)	11
Other charges and fees	765	515	1,805	1,428
Total noninterest income	$3,858	$1,924	$9,621	$4,748
Noninterest income increased $1.9 million to $3.9 million for the three months ended September 30, 2019, compared to $1.9 million for the same period in 2018. The increase in noninterest income was primarily due to an increase in mortgage banking activities of $1.6 million, as well as increases in net gains on sales of securities and interest rate swap fees (included in "other charges and fees" in the table above). The increase in the mortgage banking activities income year over year was predominantly as a result of the doubling of our mortgage team during the third quarter of 2018 which resulted in an increase in mortgage loans originated and sold.

Noninterest income increased $4.9 million to $9.6 million for the nine months ended September 30, 2019, compared to $4.7 million for the same period in 2018. The increase in noninterest income was primarily due to an increase in mortgage banking activities of $4.4 million, which was attributable to the same factors mentioned above, as well as increases in net gains on sales of securities and interest rate swap fees (included in "other charges and fees" in the table above).
Noninterest Expense
The following table presents noninterest expense for the three and nine months ended September 30, 2019 and 2018.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Noninterest expense
Salary and employee benefits	$7,536	$6,888	$21,642	$19,013
Occupancy and equipment expense	1,203	1,173	3,575	3,293
Professional service fees	465	494	1,212	1,231
Acquisition and due diligence fees	319	—	319	—
Marketing expense	379	264	843	697
Printing and supplies expense	78	127	250	343
Data processing expense	661	565	1,862	1,512
Other expense	898	943	3,371	3,205
Total noninterest expense	$11,539	$10,454	$33,074	$29,294
Noninterest expense increased $1.0 million to $11.5 million for the three months ended September 30, 2019, as compared to $10.5 million for the same period in 2018. The increase in noninterest expense was primarily attributable to increases in salary and employee benefits of $648 thousand, acquisition and due diligence fees of $319 thousand, marketing expense of $115 thousand, and data processing expense of $96 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $387 thousand in mortgage commissions expense as a result of higher loan volumes. The increase in acquisition and due diligence fees was related to the pending merger with Ann Arbor State Bank. The increase in marketing expense was due to incremental increases in marketing efforts. The increase in data processing expense was related to higher software costs to sustain the growth of the Company.
Noninterest expense increased $3.8 million to $33.1 million for the nine months ended September 30, 2019, as compared to $29.3 million for the same period in 2018. The increase in noninterest expense was primarily due to an increase in salary and employee benefits of $2.6 million, an increase in data processing expense of $350 thousand, an increase in acquisition and due diligence fees of $319 thousand, an increase in occupancy and equipment expense of $282 thousand, an increase in other expense of $166 thousand, and an increase in marketing expense of $146 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $1.5 million in mortgage commissions expense as a result of higher loan volumes, as well as an increase in headcount of seven full-time employees. The increase in acquisition and due diligence fees was related to the pending merger with Ann Arbor State Bank. The increase in other expense was primarily due to an increase in the provision for unfunded commitments as a result of a change in the assumptions within the calculation, which resulted in a better representation of our line of credit utilization. The increases in the data processing, occupancy and equipment, and marketing categories were primarily attributable to incremental increases in software costs, building expenses and marketing efforts to sustain the growth of the Company.
Income Taxes and Tax-Related Items
During the three months ended September 30, 2019, we recognized income tax expense of $914 thousand on $5.3 million of pre-tax income resulting in an effective tax rate of 17.2%, compared to the same period in 2018, in which we recognized an income tax expense of $665 thousand on $3.9 million of pre-tax income, resulting in an effective tax rate of 17.0%.
During the nine months ended September 30, 2019, we recognized income tax expense of $2.4 million on $13.9 million of pre-tax income resulting in an effective tax rate of 17.5%, compared to the same period in 2018, in which we recognized an income tax expense of $2.2 million on $12.6 million of pre-tax income, resulting in an effective tax rate of 17.2%.
Refer to Note 8 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the three and nine months ended September 30, 2019 and 2018.

Financial Condition
Total assets increased $93.2 million to $1.51 billion at September 30, 2019 as compared to $1.42 billion at December 31, 2018. The increase in total assets was primarily due to increases of $42.4 million in gross loans, $21.3 million in mortgage loans held for sale, $16.1 million in cash and cash equivalents, $8.6 million in receivables from a loan sub-servicer (included in "other assets" on the consolidated balance sheet), $4.5 million in fair value of interest rate swaps (included in "other assets" on the consolidated balance sheet), and $1.0 million in securities available-for-sale. The year to date increase in loans was primarily driven by the growth in our commercial and industrial as well as our residential real estate loan portfolios. The increase in mortgage loans held for sale was attributable to the increase in volumes of loans held for sale as a result of the doubling of our mortgage team during the third quarter of 2018. Cash and cash equivalents increased primarily as a result of a $5.2 million increase in cash balances held with the Federal Reserve Bank as well as higher balances held at other correspondent banks. The Company maintains a cash balance at the Federal Reserve and manages this liquidity balance on a daily basis as required, and may have significant cash balance fluctuations in the ordinary course of business based on inflows and outflows from changing loan totals, investment activity, and deposit flows.
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Securities available-for-sale:
U.S. government sponsored entities and agencies	$1,497	$2,397
State and political subdivision	90,733	75,146
Mortgage-backed securities: residential	9,390	9,739
Mortgage-backed securities: commercial	21,049	12,382
Collateralized mortgage obligations: residential	9,069	18,671
Collateralized mortgage obligations: commercial	31,598	31,988
U.S. Treasury	2,001	20,481
SBA	23,536	15,688
Asset backed securities	10,187	3,842
Corporate bonds	6,182	13,924
Total securities available-for-sale	$205,242	$204,258
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At September 30, 2019, total investment securities were $205.2 million, or 13.6% of total assets, compared to $204.3 million, or 14.4% of total assets, at December 31, 2018. The $984 thousand increase in securities available-for-sale from December 31, 2018 to September 30, 2019, primarily reflected increases in obligations of state and political subdivisions, mortgage backed securities: commercial, SBA securities, and asset backed securities. Securities with a carrying value of $36.7 million and $22.7 million were pledged at September 30, 2019 and December 31, 2018, respectively, to secure borrowings, deposits and mortgage derivatives.
As of September 30, 2019, the Company held 56 tax-exempt state and local municipal securities totaling $41.1 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2019 and December 31, 2018. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	September 30, 2019
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$1,422	3.21%	$—	—%
State and political subdivision	738	2.04	4,404	2.30	18,254	2.97	62,449	3.43
Mortgage-backed securities: residential	—	—	176	0.96	153	2.21	9,060	3.07
Mortgage-backed securities: commercial	436	1.91	5,599	2.36	10,720	3.07	3,230	3.52
Collateralized mortgage obligations: residential	—	—	—	—	763	2.12	8,365	2.34
Collateralized mortgage obligations: commercial	—	—	9,268	2.90	11,316	3.13	10,163	2.41
U.S. Treasury	—	—	1,974	2.02	—	—	—	—
SBA	—	—	—	—	9,101	1.73	14,482	3.18
Asset backed securities	—	—	—	—	—	—	10,384	2.81
Corporate bonds	1,509	2.32	3,497	3.84	986	4.04	—	—
Total securities available-for-sale	$2,683	2.18%	$24,918	2.72%	$52,715	2.82%	$118,133	3.15%

	December 31, 2018
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$2,404	3.09%	$—	—%
State and political subdivision	181	2.02	6,273	2.16	16,329	2.91	52,310	3.41
Mortgage-backed securities: residential	—	—	235	1.21	183	2.33	9,696	2.84
Mortgage-backed securities: commercial	—	—	6,124	2.30	5,016	2.91	1,454	3.46
Collateralized mortgage obligations: residential	—	—	—	—	837	2.09	18,079	3.22
Collateralized mortgage obligations: commercial	—	—	9,772	2.90	10,047	3.27	12,571	2.49
U.S. Treasury	—	—	21,232	1.53	—	—	—	—
SBA	—	—	—	—	1,664	3.17	14,192	3.21
Asset backed securities	—	—	—	—	—	—	3,872	3.04
Corporate bonds	1,501	2.04	10,034	3.43	2,471	3.75	—	—
Total securities available-for-sale	$1,682	2.04%	$53,670	2.29%	$38,951	3.06%	$112,174	3.19%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of September 30,	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial real estate:
Non-owner occupied	$369,284	$367,671	$343,420	$322,354	$240,161
Owner occupied	196,497	194,422	168,342	169,348	146,487
Total commercial real estate	565,781	562,093	511,762	491,702	386,648
Commercial and industrial	404,130	383,455	377,686	342,069	254,808
Residential real estate	198,277	180,018	144,439	118,730	116,734
Consumer	735	999	1,036	892	1,528
Total loans	$1,168,923	$1,126,565	$1,034,923	$953,393	$759,718
Total loans were $1.17 billion at September 30, 2019, an increase of $42.4 million from December 31, 2018. The total increase in loans from December 31, 2018 was primarily due to an increase in commercial and industrial loans of $20.7 million and residential real estate of $18.3 million. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of September 30, 2019, approximately 48.4% of our loans were commercial real estate, 34.6% were commercial and industrial, and 17.0% were residential real estate and consumer loans.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages, are sold to other financial institutions with which we have established a correspondent lending relationship. The Company has established a direct relationship with FNMA and began locking and selling loans to FNMA during the third quarter of 2019.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of September 30, 2019.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
September 30, 2019
Commercial real estate	$59,219	$356,318	$150,244	$565,781
Commercial and industrial	145,158	172,562	86,410	404,130
Residential real estate	6,132	4,712	187,433	198,277
Consumer	10	565	160	735
Total loans	$210,519	$534,157	$424,247	$1,168,923
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$428,693	$164,923
Floating interest rates		105,464	259,324
Total		$534,157	$424,247

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
Total classified and criticized loans as of September 30, 2019 compared to December 31, 2018 were as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Classified loans:
Substandard	$11,093	$18,391
Doubtful	506	44
Total classified loans	$11,599	$18,435
Special mention	22,612	13,081
Total classified and criticized loans	$34,211	$31,516

A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of September 30,	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans
Commercial real estate	$5,043	$5,927	$2,257	$147	$141
Commercial and industrial	4,071	9,605	9,024	13,389	309
Residential real estate	2,339	2,915	2,767	1,498	1,177
Total nonaccrual loans(1)	11,453	18,447	14,048	15,034	1,627
Other real estate owned	373	—	652	258	81
Total nonperforming assets	11,826	18,447	14,700	15,292	1,708
Performing troubled debt restructurings
Commercial real estate	—	—	—	290	—
Commercial and industrial	553	568	961	1,018	1,069
Residential real estate	361	363	261	207	279
Total performing troubled debt restructurings	914	931	1,222	1,515	1,348
Total impaired assets, excluding ASC 310-30 loans	$12,740	$19,378	$15,922	$16,807	$3,056
Loans 90 days or more past due and still accruing	$157	$243	$440	$377	$883
______________________________________________________

(1)	Nonaccrual loans include nonperforming troubled debt restructurings of $3.2 million, $5.0 million, $6.4 million, $5.8 million, and $564 thousand at the respective dates indicated above.
During the nine months ended September 30, 2019 and 2018, the Company recorded $848 thousand and $380 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $6.9 million, $7.9 million, $9.7 million, $11.6 million, and $17.6 million at the respective dates indicated in the table above.
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
The Company's current methodology on historical loss analysis incorporates and fully relies on the Company's own historical loss data. The historical loss estimates are established by loan type including commercial real estate, commercial and industrial, residential, and consumer. In addition, consideration is given to the borrower’s rating for commercial and industrial and commercial real estate loans.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$12,353	$11,465	$11,566	$11,713
Loan charge-offs:
Commercial real estate	—	—	(74)	(112)
Commercial and industrial	(49)	(237)	(164)	(995)
Residential real estate	—	—	—	(47)
Consumer	(34)	(8)	(48)	(23)
Total loan charge-offs	(83)	(245)	(286)	(1,177)
Recoveries of loans previously charged-off:
Commercial real estate	5	23	6	25
Commercial and industrial	10	8	101	814
Residential real estate	12	19	55	51
Consumer	26	1	30	1
Total loan recoveries	53	51	192	891
Net charge-offs	(30)	(194)	(94)	(286)
Provision expense (benefit) for loan losses	(16)	619	835	463
Balance at end of period	$12,307	$11,890	$12,307	$11,890
Allowance for loan losses as a percentage of period-end loans	1.05%	1.07%	1.05%	1.07%
Net charge-offs to average loans	0.01	0.07	0.03	0.04
Our allowance for loan losses was $12.3 million, or 1.05% of loans, at September 30, 2019 compared to $11.6 million, or 1.03% of loans, at December 31, 2018. The $741 thousand increase in the allowance for loan losses during the nine months ended September 30, 2019 was primarily due to an increase in general reserves related to organic loan growth.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
September 30, 2019
Balance at end of period applicable to:
Commercial real estate	$5,408	48.3%
Commercial and industrial	5,671	34.6
Residential real estate	1,226	17.0
Consumer	2	0.1
Total loans	$12,307	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9
Residential real estate	1,030	12.5
Consumer	3	0.1
Total loans	$11,089	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$3,299	50.9%
Commercial and industrial	3,256	33.5
Residential real estate	1,307	15.4
Consumer	28	0.2
Total loans	$7,890	100.0%
Deposits
Total deposits were $1.19 billion at September 30, 2019 and $1.13 billion at December 31, 2018, representing 89.0% and 89.7% of total liabilities, respectively. The increase in deposits of $59.9 million was due to increases of $44.9 million in money market and savings deposits and $26.6 million in demand deposits, partially offset by a decrease of $11.5 million in time deposits. Our average interest-bearing deposit costs were 1.92% and 1.27% for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the increase in overnight market rates, as measured by the target federal funds rate. The target federal funds rate rose 1.00% during 2018 and decreased 0.25% during the nine months ended September 30, 2019.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At September 30, 2019 and December 31, 2018, the Company had approximately $77.5 million and $110.3 million in brokered deposits, respectively. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
For periods prior to September 30, 2018, Certificate of Deposit Account Registry Service (CDARS) and reciprocal money market accounts were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With the passage of The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, these items are no longer considered brokered deposits. Included in the brokered deposits total at September 30, 2019 and December 31, 2018 were $514 thousand and $1.8 million in CDARS customer deposit accounts, respectively. The $514 thousand at September 30, 2019 was due to an early withdrawal from a CDARS customer deposit account in the first quarter of 2018 that will be paid at maturity.
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
The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended September 30, 2019
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$333,690	26.7%	—%
Interest-bearing demand deposits	51,963	4.2	0.48
Money market and savings deposits	320,363	25.6	1.45
Time deposits	543,765	43.5	2.37
Total deposits	$1,249,781	100.0%	1.42%

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$316,754	25.6%	—%
Interest-bearing demand deposits	53,894	4.4	0.45
Money market and savings deposits	307,461	24.9	1.47
Time deposits	556,922	45.1	2.32
Total deposits	$1,235,031	100.0%	1.43%
The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	September 30, 2019
Maturing in:
3 months or less	$—
3 months to 6 months	141,851
6 months to 1 year	72,990
1 year or greater	135,863
Total	$350,704

Borrowings
Total debt outstanding at September 30, 2019 was $126.9 million, an increase of $12.4 million from $114.5 million at December 31, 2018. The increase in total borrowings was primarily due to a $100.0 million increase in long-term FHLB advances and a $5.0 million increase in our federal funds purchased, partially offset by a decrease of $90.0 million in short-term FHLB advances and $2.5 million decrease in our FHLB line of credit. The increase in total borrowings was a result of more long-term borrowings needed to fund the liquidity needs of the Company, as well as a decrease in brokered deposits.
At September 30, 2019, FHLB advances were secured by a blanket lien on $419.6 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.2 million. At December 31, 2018, FHLB advances were secured by a blanket lien on $372.5 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.0 million.
As of September 30, 2019 and December 31, 2018, the Company had $15.0 million of subordinated notes outstanding at each date, and debt issuance costs of $66 thousand and $109 thousand, respectively, related to these subordinated notes. The notes bear a fixed interest rate of 6.375% per annum, payable semi-annually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.
Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Securities sold under agreements to repurchase
Average daily balance	$563	$9,824	$537	$4,413
Weighted-average rate during period	0.30%	2.00%	0.30%	1.76%
Amount outstanding at period end	$545	$10,061	$545	$10,061
Weighted-average rate at period end	0.30%	2.34%	0.30%	2.34%
Maximum month-end balance	$866	$10,338	$866	$12,718
FHLB Advances
Average daily balance	$6,630	$71,054	$27,903	$47,077
Weighted-average rate during period	2.57%	2.14%	2.49%	1.94%
Amount outstanding at period end	$—	$125,000	$—	$125,000
Weighted-average rate at period end	—%	1.94%	—%	1.94%
Maximum month-end balance	$—	$125,000	$95,000	$125,000
FHLB Line of Credit
Average daily balance	$—	$3,026	$111	$4,085
Weighted-average rate during period	—%	2.40%	2.92%	2.06%
Amount outstanding at period end	$—	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%	—%
Maximum month-end balance	$—	$37,081	$895	$37,081
Federal funds purchased
Average daily balance	$109	$—	$2,044	$—
Weighted-average rate during period	—%	—%	2.74%	—%
Amount outstanding at period end	$10,000	$—	$10,000	$—
Weighted-average rate at period end	1.90%	—%	1.90%	—%
Maximum month-end balance	$10,000	$—	$15,000	$—
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.

Shareholders' equity increased $16.2 million to $168.0 million at September 30, 2019 as compared to $151.8 million at December 31, 2018. The increase in shareholders' equity was primarily impacted by $11.4 million of net income generated during the nine months ended September 30, 2019 as well as an increase of $7.0 million of other comprehensive income, partially offset by $2.1 million of stock repurchased through the share buyback program and $928 thousand of dividends declared on our common stock during the nine months ended September 30, 2019.
The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$162,867	$143,445	$151,760	$107,960
Net income	4,409	3,255	11,431	10,435
Other comprehensive income (loss)	1,238	(986)	7,120	(3,174)
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	—	—	—	29,030
Redeemed stock	(488)	—	(2,108)	—
Dividends declared	(310)	(465)	(928)	(662)
Exercise of stock options	63	12	219	1,269
Stock-based compensation expense	189	198	474	601
Balance at end of period	$167,968	$145,459	$167,968	$145,459
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
The Basel III rules require the Company to maintain a capital conservation buffer of common equity capital of 2.5% above the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer requirement was 2.5% as of September 30, 2019 and 1.875% as of December 31, 2018, which is reflected in the table below.
At September 30, 2019, the Company and the Bank met all the capital adequacy requirements to which they were subject.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
September 30, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	11.73%	4.50%	7.00%
Bank	12.25%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.73%	6.00%	8.50%
Bank	12.25%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	13.84%	8.00%	10.50%
Bank	13.22%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.12%	4.00%	4.00%
Bank	10.64%	4.00%	4.00%	5.00%
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	11.82%	4.50%	6.38%
Bank	12.12%	4.50%	6.38%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.82%	6.00%	7.88%
Bank	12.12%	6.00%	7.88%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.00%	8.00%	9.88%
Bank	13.07%	8.00%	9.88%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.21%	4.00%	4.00%
Bank	10.48%	4.00%	4.00%	5.00%
_______________________________________________________________________________

(1)	Reflects the capital conservation buffer of 2.5% and 1.875% applicable during 2019 and 2018, respectively.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at September 30, 2019 were $610.9 million, an increase of $3.7 million, from $607.2 million at December 31, 2018. The increase of $3.7 million was due to increases of $100.0 million in long-term FHLB advances and $2.8 million in operating lease obligations, partially offset by a decrease of $87.6 million in short-term borrowings and $11.5 million in time deposits.
The following tables present our contractual obligations as of September 30, 2019 and December 31, 2018.

	Contractual Maturities as of September 30, 2019
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,303	$2,228	$2,034	$5,145	$10,710
Short-term borrowings	10,545	—	—	—	10,545
Long-term borrowings	—	11,392	10,000	80,000	101,392
Subordinated notes	—	—	—	14,934	14,934
Time deposits	413,145	58,514	1,666	—	473,325
Total	$424,993	$72,134	$13,700	$100,079	$610,906

	Contractual Maturities as of December 31, 2018
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,160	$1,849	$1,628	$3,235	$7,872
Short-term borrowings	98,129	—	—	—	98,129
Long-term borrowings	—	—	1,445	—	1,445
Subordinated notes	—	—	—	14,891	14,891
Time deposits	408,408	74,055	2,409	—	484,872
Total	$507,697	$75,904	$5,482	$18,126	$607,209

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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At September 30, 2019, the allowance for off-balance sheet risk was $326 thousand, compared to $38 thousand at December 31, 2018, and was included in "Other liabilities" on our consolidated balance sheets. The increase in the allowance for off-balance sheet risk as compared to December 31, 2018 was due to a change in the assumptions within the calculation for provision of unfunded commitments, which resulted in a better representation of our line of credit utilization.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$16,252	$22,769	$8,608	$10,900
Unused lines of credit	19,544	289,779	18,672	229,490
Unused standby letters of credit and commercial letters of credit	4,195	—	3,861	232
Of the total unused lines of credit of $309.3 million at September 30, 2019, $49.9 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
At September 30, 2019, we had liquid assets of $205.3 million, compared to $213.7 million at December 31, 2018. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2019, we had $100.0 million of outstanding borrowings from the FHLB and these advances were secured by a blanket lien on $419.6 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $144.9 million with the FHLB. Additionally, the Bank can borrow up to $130.0 million through the unsecured lines of credit it has established with nine other banks, as well as $4.9 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $602.5 million, based on current policy limits at September 30, 2019. Management believed that as of September 30, 2019, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	September 30, 2019	December 31, 2018
Investment securities available-for-sale to total assets	13.60%	14.42%
Loans to total deposits	97.86	99.29
Interest-earning assets to total assets	94.11	95.31
Interest-bearing deposits to total deposits	73.04	72.73

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
The estimated impact on our net interest income as of September 30, 2019 and December 31, 2018, assuming immediate parallel moves in interest rates is presented in the table below.

	September 30, 2019		December 31, 2018
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	1.5%	(2.0)%	1.8%	(1.0)%
+300 basis points	2.0	(0.3)	1.8	(0.2)
+200 basis points	2.0	0.8	1.5	0.4
+100 basis points	1.4	0.9	1.3	0.8
-100 basis points	(2.0)	(2.0)	(0.9)	(0.8)

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
The table below presents the change in our economic value of equity as of September 30, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates.

Change in rates	September 30, 2019	December 31, 2018
+400 basis points	(35.2)%	(38.1)%
+300 basis points	(25.0)	(28.5)
+200 basis points	(15.7)	(18.3)
+100 basis points	(7.4)	(8.4)
-100 basis points	6.2	7.9

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

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended September 30, 2019.

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
July 1-31, 2019	—	$—	—	$3,380
August 1-31, 2019	20,530	23.74	20,530	2,892
September 1-30, 2019	—	—	—	2,892
Total	20,530	$23.74	20,530
Under applicable state law, Michigan corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of September 30, 2019, the total shares repurchased in the amount of $2.1 million were redeemed but remain authorized, unissued shares.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures
Not Applicable.
Item 5 – Other Information
None.

Item 6 – Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of August 12, 2019, among Level One Bancorp, Inc., AASB Acquisition, Inc. and Ann Arbor Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 14, 2019)

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level One Bancorp, Inc.

Date: November 8, 2019	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2019	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)