Form 10-K
period 2019-12-31
Level One Bancorp Inc
filed 2020-03-13
CIK 1412707

Section 1: 10-K (10-K)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer         ☐                             Accelerated filer         ☑
Non-accelerated filer        ☐                            Smaller reporting company    ☑
Emerging growth company    ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on June 28, 2019 was $128,058,681 (based on the closing price on The Nasdaq Global Select Market on that date of $24.99)

As of March 6, 2020, the number of shares outstanding of the registrant’s common stock, no par value, was 7,734,564 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2020, to be filed within 120 days after December 31, 2019, are incorporated by reference into Part III of this Form 10-K to the extent indicated in such Part.

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

•	our ability to effectively execute our strategic plan and manage our growth;

•	accounting treatment for loans acquired in connection with our acquisitions;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•	governmental monetary and fiscal policies;

•	interest rate risks associated with our business;

•	liquidity issues, including our ability to raise additional capital, if necessary;

•	fluctuations in the values of the securities held in our securities portfolio;

•	the effectiveness of our risk management framework;

•	changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of the London Inter-bank Offered Rate (“LIBOR”);

•
changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board (the "FASB"), including the implementation of the Current Expected Credit Loss (CECL) accounting standard;

•	the effects of severe weather, natural disasters, acts of war or terrorism, widespread disease or pandemics, and other external events;

•	the costs and obligations associated with being a public company;

•	effects of competition within our market areas from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our dependence on non-core funding sources and our cost of funds;

•	our ability to maintain our reputation; and

•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation.
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
PART I
Item 1 - Business
Company Overview
Level One Bancorp, Inc. (the "Company," "we," "our," or "us") is the bank holding company, registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), for Level One Bank (the "Bank"), headquartered in Farmington Hills located in Oakland County, Michigan. The Company is a Michigan corporation incorporated in 2006 and a financial holding company. The Bank has grown rapidly since its founding in 2007 and is one of the largest locally-headquartered commercial banks in southeastern Michigan. This growth has been driven primarily by our entrepreneurial culture, our experienced management team and by the economic strength of our core market area in Oakland County, which, as of December 31, 2019, had the fourteenth highest median income in the United States of counties with over one million residents. As of December 31, 2019, we had $1.58 billion in assets, $1.23 billion in loans, $1.14 billion in deposits and total shareholders’ equity of $170.7 million. We generated net income of $16.1 million for the year ended December 31, 2019, or $2.05 per diluted common share, and $14.4 million for the year ended December 31, 2018, or $1.91 per diluted common share.
In our twelve years of operation, we have grown to 14 offices, including 8 banking centers (our full‑service branches) in Oakland County, one banking center in each of Detroit and Grand Rapids, Michigan’s two largest cities, one banking center in Sterling Heights, and one banking center in Ann Arbor as well as a mortgage loan production office. In addition to our organic growth, we acquired Michigan Heritage Bank in 2009, Paramount Bank in 2010, Lotus Bank in 2015, and Bank of Michigan in 2016, which added to our commercial banking, retail banking and mortgage lending while expanding our product suite and staffing levels. We also acquired Ann Arbor State Bank as of January 2, 2020, which expanded our client base in Ann Arbor by adding two banking centers to our already established banking center and mortgage production office, and another banking center in Jackson. Our aim is to continue our growth, primarily through organic growth but supplemented by opportunistic acquisitions that are additive to our franchise value.
Lending Activities
We offer a broad and growing set of lending products and related services, made up of commercial real estate loans, including construction and land development loans; commercial and industrial loans, including lines of credit, term loans, and loans under the Small Business Administration (SBA) lending program; residential real estate loans; and consumer loans including home equity loans, automobile loans and credit card services. We target our services to owner-managed businesses, professional firms, real estate professionals, not-for-profit businesses and consumers within our geographic markets who meet our underwriting standards.
We focus primarily on originating commercial and industrial loans, owner occupied commercial real estate loans and, to a lesser extent, non-owner occupied commercial real estate loans in our primary market areas, which include Oakland County, the Detroit metropolitan area, the Grand Rapids metropolitan area, and the Ann Arbor metropolitan area. We have lenders dedicated to targeting mid-sized businesses with between $5.0 million and $50.0 million of annual revenue, but we also target small businesses with annual revenue of less than $5.0 million.
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
The Bank’s commercial mortgages are used to provide construction and permanent financing for owner-occupied, retail and office buildings, and multi-family buildings. Commercial real estate secured loans are generally written on a five-year term, with amortizing periods ranging up to twenty-five years. Interest rates may be fixed for three to seven years, or adjustable. The Bank generally charges an origination fee for its services. We generally require personal guarantees from the principal owners of the property supported by a review of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The loan-to-value ratio as established by an independent appraisal typically will not exceed 85%. Owner-occupied commercial real estate loans were $216.1 million, or 17.6% of the Company’s loan portfolio, and non-owner occupied commercial real estate/multi-family loans were $388.5 million, or 31.6% of the Company’s loan portfolio, as of December 31, 2019. Commercial and industrial loans are generally made to small to medium sized businesses for business purposes and are supported by the cash flow of the underlying business as well as collateral of accounts receivable, inventory and/or equipment as collateral and personal guaranties from the business owners.
SBA, MEDC, and USDA lending programs are utilized to enhance the credit quality of loans that already meet the requirements of the Company’s rigorous credit underwriting policies and procedures. These programs have a further benefit to the Company in terms of liquidity and potential fee income, since there is an active secondary market which will purchase the guaranteed portion of these loans at a premium. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. Commercial and industrial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from operating income. The terms of these loans vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly, quarterly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity. As of December 31, 2019, commercial and industrial loans totaled approximately $410.2 million, or 33.4% of the Company’s loan portfolio.
Construction loans include commercial projects (such as multi-family housing, industrial, office and retail centers). Permanent financing is typically offered for commercial properties under construction. These loans typically have a term of less than 18 months, floating interest rates and commitment fees. Construction loans for investment real estate are made to developers who have an established record of successful project completion and loan repayment. Loan repayment for owner occupied transactions is generally from permanent financing with either the Bank or a qualified mortgage lender. The loan-to-value ratio as established by independent appraisal typically will not exceed 85% and generally is limited to 80% or less for owner occupied and 75% or less for non-owner occupied real estate. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or third-party inspector has inspected the project, with construction monitoring handled by the Bank’s Credit Administration department, which ensures title policies are updated for each construction draw. At December 31, 2019, we had $58.6 million in construction loans outstanding, representing 4.8% of the Company’s loan portfolio, with $49.8 million in undisbursed commitments.
Residential Real Estate. We originate both fixed-rate loans and adjustable-rate loans in our residential lending program. Generally, these loans are originated to meet the requirements of the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal Housing Administration ("FHA"), Veterans Affairs ("VA") and jumbo loans for sale in the secondary market to investors. We typically sell both our long term fixed rate and adjustable loan originations. We generally underwrite our one- to four-family loans based on the applicant’s employment, debt to income levels, credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. In situations where we grant a residential first mortgage loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one- to four-family loans are generally appraised by independent appraisers selected by our appraisal management companies conforming with appraisal independent compliance guidelines. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum. Fixed rate loans generally are offered on a fully amortizing basis for terms ranging from 10 to 30 years at interest rates and fees that reflect current secondary market pricing. Most adjustable rate mortgage (ARM) products offered adjust annually after an initial period ranging from one to ten years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%. These ARM products most frequently adjust based upon the average yield on LIBOR or U.S. Treasury securities adjusted to a constant maturity of one year plus a margin or spread above the index. Generally, ARM loans held in our portfolio do not allow for interest-only payments nor negative amortization of principal and carry allowable prepayment restrictions. The Bank also makes a limited amount of loans secured by second mortgages on residential real estate. Second residential mortgages may have a loan to value of up 80% when combined with the first mortgage; however exceptions can be made based on credit capacity, collateral and the banking relationship. Also included in residential real estate loans are home equity lines of credit. Home equity lines of credit generally have a loan to value ratio of up to 90% at the time of origination when combined with the first mortgage. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a 10-year draw period, with a 10-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. As of December 31, 2019, residential loans totaled approximately $211.8 million, or 17.3% of the Company’s loan portfolio, of which $30.4 million were home equity lines of credit.
Consumer Loans. Consumer loans offered by the Bank include personal installment and auto loans and credit cards through a third-party provider. Personal lines of credit generally have maturities from one to five years and variable interest rates. Personal unsecured loans are available to creditworthy bank customers with limits determined on a loan by loan basis. Credit reports and industry standard debt-to-income ratios of 35% or less are used to qualify borrowers. As of December 31, 2019, consumer loans totaled approximately $896 thousand, or 0.1% of the Company’s loan portfolio.
Loan Policy and Approval. Loan authority is delegated by the Directors Loan Committee. The Bank does not provide loan authority to any one individual, but takes a risk management approach based on aggregate credit exposure and risk grading. Aggregate exposure less than $2.0 million requires multi-signature approval. The Management Loan Committee has approval authority up to $6.0 million. The Directors Loan Committee has approval authority up to $12 million. Aggregate exposure requests that exceed $12.0 million are approved by the Directors Loan Committee on an exception basis. Each loan request requires some level of credit approval. Under applicable federal and state law, the Bank’s permissible loans to one borrower are limited to $42.4 million in the aggregate, subject to two-thirds board approval. The Bank utilizes internal limits that may be less than or equal to the prevailing legal limits.
Deposit Services. The Bank offers a full range of deposit services insured by the Federal Deposit Insurance Corporation (FDIC), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts (IRAs), and (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines (ATMs). The Bank also offers debit cards and internet banking.
The Bank’s business strategy concentrates heavily on the generation of “core” deposits, which are generally defined as demand deposit accounts, money market accounts, negotiable order of withdrawal (NOW) accounts, and time deposit accounts of less than $250 thousand. The Bank focuses its deposit efforts on cash rich businesses such as insurance companies, insurance agents, trade associations, title and escrow companies, real estate offices, churches and professionals such as physicians, attorneys and other services providers. The Bank has implemented deposit gathering strategies and tactics to attract and retain deposits utilizing technology to deliver treasury management services (e.g. remote deposit capture, lock box, and electronic bill payments) in addition to the traditional generation of deposit relationships in conjunction with its lending activities.
The Bank offers a broad range of deposit services that are typically available from most banks and savings and loan associations, including checking accounts, NOW accounts, savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas of the Bank at rates competitive with those offered in the area. The Bank solicits these accounts from individuals, businesses, associations, organizations and government authorities.
In addition, as of December 31, 2019, the Bank had $67.4 million of brokered deposits and deposits obtained through the use of internet listing services (approximately 5.9% of total deposits).
In addition, we generate fee income through our money services business clients (MSB), which provide cash management services for small, locally-owned cash intensive businesses. We intend to continue to grow this line of business, which we acquired in 2016 through our Bank of Michigan acquisition.

We offer commercial depository (treasury management) services, specialty deposit accounts and other solutions to serve the needs of our institutional depositors, and offer mobile banking services, checking and savings accounts, money market accounts, certificates of deposit and other customary products and services to our depositors.
Competition
The financial services industry is highly competitive as we compete for loans, deposits and customer relationships in our market. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans. Within our branch footprint, we primarily face competition from national, regional and other local financial institutions that have established branch networks throughout our market areas, giving them visible retail presence to customers.
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
In retail banking, we primarily compete with national, regional, and local banks that have visible retail presence and personnel in our market areas. The primary factors driving competition in consumer banking are customer service, interest rates, fees charged, branch locations and hours of operation and the range of products offered. We compete for deposits by advertising, offering competitive interest rates and seeking to provide a higher level of personal service. We also face competition from non-traditional alternatives to banks such as credit unions, money centers, money market mutual funds and cash management accounts.
We believe our ability to provide a flexible, sophisticated product offering and an efficient process to our customers allows us to stay competitive in the financial services environment. We believe our local presence and hands-on approach enables us to provide a high level of service that our customers value.
Our Market Areas
        We believe the demographics of our market areas provide strong growth opportunities for our loan portfolio and deposits. The following chart, which is based on data from S&P Global Market Intelligence, shows our share of the deposits in our market areas as of June 30, 2019, which is the most recent data available.

	Deposits	Level One
(Dollars in millions)	in Market	Deposits	Market Share
Market Area by County
Oakland County	$60,722.7	$1,114.5	1.84%
Wayne County	57,108.0	72.2	0.13
Macomb County	16,562.0	41.2	0.25
Kent County	17,242.8	15.8	0.09
Employees
As of December 31, 2019, we had 253 full-time equivalent employees. None of our employees is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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

Supervision and Regulation
General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Michigan Department of Insurance and Financial Services (the “DIFS”), the FDIC, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and the Consumer Financial Protection Bureau (the "CFPB"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.
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
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects their earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.

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
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion, which at this juncture does not include us) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.
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
The Basel III Rule requires minimum capital ratios as follows:

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
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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
As of December 31, 2019: (i) the Bank was not subject to a directive from DIFS or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basil III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. We may elect the CBLR framework at any time but have not currently determined to do so.
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
Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Role of Capital” above.
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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, that company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. We file consolidated capital reports with the Federal Reserve under the Basel III Rule. For a discussion of capital requirements, see “The Role of Capital” above.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
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
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36 percent as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35 percent. As a result, the FDIC has provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC has applied the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35 percent, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.
Supervisory Assessments. All Michigan-chartered banks are required to pay supervisory assessments to the DIFS to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2019, the Bank paid supervisory assessments to the DIFS totaling approximately $179 thousand.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of developments.
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
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends, however, the FDIC and the DIFS may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain the capital conservation buffer. See “The Role of Capital” above.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Key risk themes identified for 2020 are: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks; (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong; (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all business lines and geographic locations.
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
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
As of December 31, 2019, the Bank did not exceed these guidelines.
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
Item 1A – Risk Factors
The material risks that management believes affect the Company are described below. You should carefully consider the risks, together with all of the other information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known or that the Company believes are immaterial also may have a material adverse effect on the Company’s results of operations and financial condition.
Risks Related to Our Business
A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.
Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in our market areas in the state of Michigan. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. In addition, unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism; widespread disease or pandemics; or a combination of these or other factors. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary, trade and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.
If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonaccrual loans and charge-offs, which could require increases in our provision for loan losses.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonaccrual loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.
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
As of December 31, 2019, our allowance for loan losses as a percentage of total loans was 1.0% and as a percentage of total nonaccrual loans, excluding the allowance allocated to loans accounted for acquired credit impaired loans accounted for pursuant to ASC 310‑30, was 64.3%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.
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
In addition, in June 2016, the FASB issued a new accounting standard that will replace the current approach under accounting principles generally accepted in the United States (GAAP) for establishing the allowance for loan losses, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under this standard, referred to as CECL, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness, which may be material. As a smaller reporting company, this standard will be effective for us on January 1, 2023. In addition, this change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.
Because a significant portion of our loan portfolio is comprised of real estate loans, a decline in real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2019, approximately 66.5% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
At December 31, 2019, we had $1.01 billion of commercial loans, consisting of $604.6 million of commercial real estate loans and $410.2 million of operating commercial loans for which real estate is not the primary source of repayment. Of the $604.6 million of commercial real estate loans, $37.6 million consisted of commercial construction and land development loans. Commercial loans represented 82.7% of our total loan portfolio at December 31, 2019. These loans typically involve higher principal amounts than other types of loans, and some of our commercial borrowers have more than one loan outstanding with us. In addition, at December 31, 2019, $388.5 million, or 31.6% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate properties. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because payments on such loans are often dependent on the cash flow of the commercial venture and the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Repayments of loans secured by non-owner occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Accordingly, a downturn in the real estate market or a challenging business and economic environment may increase our risk related to commercial loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral consists of accounts receivable, inventory and equipment. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Inventory and equipment may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi‑family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2019 represents greater than 100% but less than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our high concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. We have established an informal, internal limit on loans to one borrower, principal or guarantor. Our limit is based on “total exposure,” which represents the aggregate exposure of economically related borrowers for approval purposes. However, we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry and the credit quality of the borrower are commensurate with the increased size of the loan. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2019, our 10 largest borrowing relationships accounted for approximately 10.9% of our total loan portfolio, the largest of which totaled $19.6 million. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are limited in the total amount we can loan to a single borrower or related borrowers by the amount of our capital. The Bank is a Michigan chartered bank, and therefore all branches, regardless of location, fall under the legal lending limits of the laws, rules and regulations applicable to banks chartered in the state of Michigan. Michigan’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Under Michigan law, total loans and extensions of credit to a borrower may not generally exceed 15% of the Bank’s capital stock and surplus, subject to certain exceptions. Additionally, the Bank has an internal lending policy that limits total loans and extensions of credit to any individual borrower to no more than $10.0 million. Based upon our current capital levels, the amount we may lend to one borrower is significantly less than that of many of our larger competitors, which may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. While we seek to accommodate larger loans by selling participations in those loans to other financial institutions, this strategy may not always be available. If we are unable to compete for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Construction and land development loans totaled $58.6 million, or 4.8%, of our total loan portfolio as of December 31, 2019, of which $37.6 million were commercial real estate construction loans and $21.1 million were residential real estate construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. Further, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. At December 31, 2019, all construction loans were performing in accordance to their repayment terms. Any material increase in our nonperforming construction loans could have a material adverse effect on our financial condition and results of operation.
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2019, $159.8 million, or 13.0% of our total loan portfolio, was secured by first liens on one- to four-family residential loans. In addition, at December 31, 2019, our home equity lines of credit totaled $30.4 million. A portion of our one- to four-family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not saleable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $510,400 - $765,600 for single-family homes in our market area), exposing us to increased risk.
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
To meet our growth objectives we may originate or purchase loans outside of our market area which could affect the level of our net interest margin and nonaccrual loans.

In order to achieve our desired loan portfolio growth, we anticipate that we may, from time to time, opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools.” In the past, we have also originated loans outside of our market areas as an accommodation to current customers and acquired loans outside of our market areas through our acquisitions of other financial institutions. We will perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities; however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonaccrual loans and our results of operations.
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
As part of our general growth strategy, we have expanded, and plan on expanding in the future, our business through acquisitions, such as our acquisition of Ann Arbor Bancorp, Inc. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our stock.
Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, to the extent the purchase price of an acquisition exceeds the fair value of the net assets acquired, goodwill will be recorded in connection with the acquisition. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could materially and adversely affect our results of operations and financial conditions during the period in which the impairment was recognized.
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

•
To finance an acquisition, we may borrow funds or pursue other forms of financing, such as issuing common stock or convertible preferred stock, which may have high dividend rights or may be highly dilutive to holders of our common stock, thereby increasing our leverage and diminishing our liquidity;

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
We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2019, our goodwill totaled $9.4 million. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans through organic loan growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.
We have grown our consolidated assets from $1.42 billion as of December 31, 2018, to $1.58 billion as of December 31, 2019, and our deposits from $1.13 billion as of December 31, 2018, to $1.14 billion as of December 31, 2019. While we intend to continue to grow our business through strategic acquisitions coupled with organic loan growth, because certain of our market areas are comprised of mature, rural communities with limited population growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. Furthermore, many acquisitions we may wish to pursue would be subject to approvals by bank regulatory authorities, and we cannot predict whether any targeted acquisitions will receive the required regulatory approvals. In light of the foregoing, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.
The required accounting treatment of loans we acquire through acquisitions, including purchased credit impaired loans, could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under GAAP, we are required to record loans acquired through acquisitions, including purchased credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan, or the discount, is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This has resulted in higher net interest margins in historical periods and could result in lower interest income and net interest margins in current and future periods. For example, the total loan yield for the year ended December 31, 2019 was 5.42%, which included 16 basis points from excess accretion related to purchased credit impaired loans. As of December 31, 2019, we had a remaining accretable yield of $9.1 million. We are unlikely to be able to replace loans in our existing portfolio with comparable high-yielding loans, and without a larger volume of high-yielding loans, we could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.
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
Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. The loss of Mr. Fehring, Mr. Wernette, Mr. Walker or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. In addition, although we have non-

competition agreements with each of our executive officers and with several others of our senior personnel, we do not have any such agreements with other employees who are important to our business, and the enforceability of non-competition agreements varies across the states in which we do business. While our mortgage originators and loan officers are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, results of operations and growth prospects.
Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.
Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our lenders. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor or otherwise, we may not be able to retain valuable relationships, and some of our customers could choose to use the services of a competitor instead of our services.
Our success and growth strategy also depend on our continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel. We may face difficulties in recruiting and retaining lenders and other personnel of our desired caliber, including as a result of competition from other financial institutions. Competition for loan officers and other personnel is strong, and we may not be successful in attracting or retaining the personnel we require. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new loan officer will be profitable or effective. If we are unable to attract and retain successful loan officers and other personnel, or if our loan officers and other personnel fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy, and our business, financial condition, results of operations and growth prospects may be negatively affected.
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
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At December 31, 2019, we had $392.8 million in certificates of deposit that mature within one year and $702.4 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.
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
Changes to, or elimination of, LIBOR could adversely affect our financial instruments with interest rates currently indexed to LIBOR.

In 2017, the Financial Conduct Authority of the United Kingdom (the “FCA”) announced its intention to cease sustaining LIBOR after 2021.  While the FCA came to an agreement with panel banks to continue receiving submissions to LIBOR until the end of 2021, it is not possible to predict whether and how credible LIBOR will be as an acceptable market benchmark.  The FCA is encouraging due diligence and implementation of alternative rates prior to the phase out of LIBOR.  While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, began to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities selected by the ARRC. Hence, SOFR is a risk-free rate, while LIBOR is a risk-based rate. Therefore, a spread adjustment is required and will most likely be recommended by a relevant governmental body (such as ARRC). Such language has yet to be published, and it is unknown to us whether during the transition period, banks like us will be permitted to retain LIBOR as a reference rate, be required to amend contracts to reference SOFR without economic impact (market, legal and documentation costs), or be allowed to amend the definition of LIBOR through a specific grandfathering protocol.
The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, deposits, subordinated debentures and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•
result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or lack of fallback language, in LIBOR-based instruments; and

•
require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

We have floating rate loans and investment securities, interest rate swap agreements and subordinated debentures whose interest rates are indexed to LIBOR that mature after December 31, 2021.  The transition from LIBOR could create additional costs as well as economic and reputation risk. We cannot predict any unfavorable effect the chosen alternative index may have on financial instruments currently indexed to LIBOR.
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
Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originating loans, investing in securities, meeting our expenses, paying dividends to our shareholders or fulfilling obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
We depend on non-core funding sources, which causes our cost of our funds to be higher when compared to other financial institutions.
We use certain non-core, wholesale funding sources, including brokered deposits and FHLB advances. As of December 31, 2019, we had approximately $67.4 million of brokered deposits, which represented approximately 5.9% of our total deposits, and $205.0 million of FHLB advances. Unlike traditional deposits from our local clients, there is a higher likelihood that the funds wholesale deposits provide will not remain with us after maturity. For example, depositors who have deposited funds with us through brokers are a less stable source of funding than typical relationship deposit clients. Although we are increasing our efforts to reduce our reliance on non-core funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. If we are unable to do so, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use these deposits as a funding source. If we are unable to participate in the national brokered deposit market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.
Municipal deposits are one important source of funds for us, and a reduced level of such deposits may hurt our profits.
Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2019, $179.2 million, or 15.8%, of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of Michigan. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.
Our liquidity is dependent on dividends from the Bank.
The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on any debt we may incur, comes from dividends the Company received from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. For example, Michigan law only permits banks to pay dividends if the bank will have a surplus amounting to not less than 20% of its capital after the payment of the dividend, and banks may pay dividends only out of net income then on hand, after deducting its bad debts. Under federal law, the Bank’s ability to pay dividends may be restricted if the Bank does not meet the capital conservation buffer requirement. As of December 31, 2019, the Bank had the capacity to pay the Company a dividend of up to $37.2 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2019, we had $93.7 million of municipal securities, which represented 51.8% of our total securities portfolio. Several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations. Of the $93.7 million of municipal securities held as of December 31, 2019, the Bank held 56 tax-exempt state and local municipal securities totaling $40.1 million backed by the Michigan School Bond Loan Fund (MSBLF). Each of these tax-exempt state and local municipal securities positions have an underlying credit of at least BBB or better by one of the Nationally Recognized Statistical Rating Organizations as well as explicit backing by the MSBLF. The MSBLF is currently rated AA- by Standard & Poor’s, and AA1 by Moody’s.
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
Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our risk management processes, internal controls, disclosure controls and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If our framework is not effective, we could suffer unexpected losses, and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.
Changes in accounting standards could materially impact our financial statements.
From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements, such as the implementation of the CECL accounting standard. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.
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
If we are unable to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to report our financial results accurately and timely could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, or suspension or delisting of our common stock from the Nasdaq Global Select Market, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.
We have not engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an emerging growth company.
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
As of December 31, 2019, our nonaccrual loans (which consist of nonaccrual loans and nonperforming loans modified under troubled debt restructurings) totaled $18.5 million, or 1.5% of our loan portfolio, and our nonperforming assets, which include other real estate owned, totaled $19.5 million, or 1.2% of total assets. In addition, we had $7.5 million in accruing loans that were 31-89 days delinquent and $157 thousand in loans 90 or more days past due and still accruing as of December 31, 2019.
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
If we experience increases in nonaccrual loans and nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations as our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
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
We provide financial services to money services businesses and other cash-intensive businesses, which include, but are not limited to, check cashers, issuers/sellers of traveler’s checks, money orders and stored value cards, and money transmitters.  Providing banking services to such businesses exposes us to enhanced risks from noncompliance with a variety of laws and regulations.
We provide financial services to the check cashing industry, offering currency, check clearing, monetary instrument, depository and credit services. We also provide treasury management services to money transmitters. Financial institutions that open and maintain accounts for money services businesses and other cash-intensive businesses are expected to apply the requirements of the USA Patriot Act and Bank Secrecy Act, as they do with all accountholders, on a risk-assessed basis. As with any category of accountholder, there will be money services businesses and other cash-intensive businesses that pose little risk of money laundering or lack of compliance with other laws and regulations and those that pose a significant risk. Providing treasury management services to money services businesses and other cash-intensive businesses represents a significant compliance and regulatory risk, and failure to comply with all statutory and regulatory requirements could result in fines or sanctions.
Our branch network expansion strategy may negatively affect our financial performance.
We recently opened banking centers in Grand Rapids, Detroit, Bloomfield Township and Ann Arbor, and we plan to open a new banking center in 2020. Our branch expansion strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new or acquired branch, such as a suitable location, each market’s competitive environment, managerial resources, qualified personnel, and an effective marketing strategy. New branches require a significant investment of both financial and personnel resources. Additionally, it takes time for a new branch to generate sufficient favorably priced deposits to produce enough income, including funding loan growth generated by our organization, to offset expenses related to the branch, some of which, like salaries and occupancy expense, are considered fixed costs. Opening new branches in existing markets or new market areas could also divert resources from current core operations and thereby further adversely affect our growth and profitability. Finally, there is a risk that our new branches will not be successful even after they have been established.
Risks Related to the Business Environment and Our Industry
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.
New proposals for legislation continue to be introduced in the U.S. Congress that could substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. Regulations and legislation may be impacted by the political ideologies of the executive and legislative branches of the U.S. government as well as the heads of regulatory and administrative agencies, which may change as a result of elections. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.
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
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice and federal and state banking and other agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.
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
Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. Although we have paid quarterly dividends on our common stock throughout 2019, there can be no assurances that we will be able to continue to pay regular quarterly dividends or that any dividends we do declare will be in any particular amount. The primary source of money to pay our dividends comes from dividends paid to the Company by the Bank. The Bank’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends.
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
Item 1B – Unresolved Staff Comments
None.
Item 2 - Properties
Our headquarters are located at 32991 Hamilton Court, Farmington Hills, Michigan. Including our headquarters building, we operate 14 offices, including 12 full-service banking centers located primarily in southeastern and west Michigan, and one mortgage loan production office in Ann Arbor, Michigan. We own our headquarters building and our branch offices located in Novi and Bloomfield Hills, and lease the remainder of our locations.
In addition, on January 2, 2020, we acquired Ann Arbor State Bank, which added three banking centers, two of which we own and we lease the other.
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
Shareholders
As of February 6, 2020, the Company had 172 common stock shareholders of record and approximately 818 beneficial holders, and the closing price of the Company’s common stock was $25.16 per share.
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on April 20, 2018 pursuant to Rule 424(b)(4) under the Securities Act. On April 25, 2018, the Company contributed $20.0 million of the net proceeds of the initial public offering to the Bank. During 2019, the Company used a portion of the proceeds from our initial public offering to open the new Ann Arbor banking center. The remaining proceeds were used to fund the acquisition of Ann Arbor Bancorp, Inc., which closed on January 2, 2020.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Share Buyback Program. On January 23, 2019, the Company announced that its Board of Directors approved a repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company’s common stock with an aggregate purchase price of up to $5 million. The repurchase program began on January 23, 2019, and expires on December 31, 2020. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. As of December 31, 2019, $2.8 million of shares remained available to be repurchased under the repurchase program.

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended December 31, 2019.

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
October 1-31, 2019	—	$—	—	$2,892
November 1-30, 2019	2,359	24.22	2,359	2,835
December 1-31, 2019	—	—	—	2,835
Total	2,359	$24.22	2,359
Under applicable state law, Michigan corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of December 31, 2019, the total shares repurchased in the amount of $2.2 million were redeemed but remain authorized, unissued shares.

Item 6 - Selected Financial Data

	As of and for the year ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Earnings Summary
Interest income	$70,448	$63,824	$55,607	$52,903	$41,335
Interest expense	19,393	13,400	8,078	5,832	3,792
Net interest income	51,055	50,424	47,529	47,071	37,543
Provision expense for loan losses	1,383	412	1,416	3,925	1,359
Noninterest income	14,211	7,055	6,502	6,407	7,214
Noninterest expense	44,369	39,678	36,051	32,407	24,888
Income before income taxes	19,514	17,389	16,564	17,146	18,510
Income tax provision	3,403	3,003	6,723	6,100	5,982
Net income	16,111	14,386	9,841	11,046	12,528
Less: Preferred stock dividends	—	—	—	—	112
Net income allocated to participating securities (1)	159	—	—	—	—
Net income attributable to common shareholders (1)	$15,952	$14,386	$9,841	$11,046	$12,416
Per Share Data
Basic earnings per common share	$2.08	$1.95	$1.54	$1.74	$1.97
Diluted earnings per common share	2.05	1.91	1.49	1.69	1.92
Book value per common share	22.13	19.58	16.78	15.21	13.57
Tangible book value per share (2)	20.86	18.31	15.21	13.59	12.75
Shares outstanding (in thousands)	7,715	7,750	6,435	6,351	6,310
Average basic common shares (in thousands)	7,632	7,377	6,388	6,341	6,307
Average diluted common shares (in thousands)	7,747	7,524	6,610	6,549	6,463
Selected Period End Balances
Total assets	$1,584,899	$1,416,215	$1,301,291	$1,127,531	$924,663
Securities available-for-sale	180,905	204,258	150,969	100,533	116,702
Total loans	1,227,609	1,126,565	1,034,923	953,393	759,718
Total deposits	1,135,428	1,134,635	1,120,382	924,924	784,115
Total liabilities	1,414,196	1,264,455	1,193,331	1,030,960	839,029
Total shareholders' equity	170,703	151,760	107,960	96,571	85,634
Tangible shareholders' equity (2)	160,940	141,926	97,906	86,283	80,438
Performance and Capital Ratios
Return on average assets	1.08%	1.07%	0.82%	1.05%	1.43%
Return on average equity	9.90	10.68	9.45	11.93	13.56
Net interest margin (fully taxable equivalent) (3)	3.60	3.92	4.18	4.73	4.60
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	67.98	69.03	66.72	60.60	63.98
Dividend payout ratio	7.20	4.60	—	—	—
Total shareholders' equity to total assets	10.77	10.72	8.30	8.56	9.26
Tangible equity to tangible assets (2)	10.22	10.09	7.58	7.72	8.75
Common equity tier 1 to risk-weighted assets	11.72	11.82	9.10	8.72	10.28
Tier 1 capital to risk-weighted assets	11.72	11.82	9.10	8.72	10.28
Total capital to risk-weighted assets	15.99	14.00	11.55	11.28	13.14
Tier 1 capital to average assets (leverage ratio)	10.41	10.21	7.92	7.95	8.89
Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	0.02%	0.05%	0.08%	0.08%	(0.14)%
Nonperforming assets as a percentage of total assets	1.23	1.30	1.13	1.36	0.18
Nonaccrual loans as a percent of total loans	1.51	1.64	1.36	1.58	0.21
Allowance for loan losses as a percentage of period-end loans	1.03	1.03	1.13	1.16	1.04
Allowance for loan losses as a percentage of nonaccrual loans	68.40	62.70	83.38	73.76	484.94
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	64.29	57.71	75.68	68.13	444.99
(1) Amounts presented are used in the two-class earnings per common share calculation. This method was adopted by the Company in second quarter of 2019.
(2) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below.
(3) Presented on a tax equivalent basis using a 35% tax rate for the 2015, 2016 and 2017 periods and a 21% tax rate for the 2018 and 2019 periods.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Some of the financial measures included in this report are not measures of financial condition or performance recognized by GAAP. These non-GAAP financial measures include tangible shareholders' equity, tangible book value per share and the ratio of tangible equity to tangible assets, as well as net income and diluted earnings per common share excluding acquisition and due diligence fees. Our management uses these non-GAAP financial measures in its analysis of our performance, and we believe that providing this information to financial analysts and investors allows them to evaluate capital adequacy, as well as better understand and evaluate the Company’s core financial results for the periods in question.
We calculate: (i) tangible shareholders' equity as total shareholders' equity less core deposit intangibles, mortgage servicing rights and goodwill; (ii) tangible book value per share as tangible shareholders' equity divided by shares of common stock outstanding; (iii) tangible assets as total assets, less core deposit intangibles, mortgage servicing rights and goodwill; (iv) net income, excluding acquisition and due diligence fees, as net income, as reported, less acquisition and due diligences fees, net of income tax benefit; and (v) diluted earnings per common share, excluding acquisition and due diligence fees, as diluted earnings per common share, as reported, less effect of acquisition and due diligence fees on diluted earnings per share, net of income tax benefit.
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

	As of and for the year ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015

Total shareholders' equity	$170,703	$151,760	$107,960	$96,571	$85,634
Less:
Goodwill	9,387	9,387	9,387	9,387	4,549
Other intangible assets, net	376	447	667	901	647
Tangible shareholders' equity	$160,940	$141,926	$97,906	$86,283	$80,438

Shares outstanding (in thousands)	7,715	7,750	6,435	6,351	6,310
Tangible book value per share	$20.86	$18.31	$15.21	$13.59	$12.75

Total assets	$1,584,899	$1,416,215	$1,301,291	$1,127,531	$924,663
Less:
Goodwill	9,387	9,387	9,387	9,387	4,549
Other intangible assets, net	376	447	667	901	647
Tangible assets	$1,575,136	$1,406,381	$1,291,237	$1,117,243	$919,467

Tangible equity to tangible assets	10.22%	10.09%	7.58%	7.72%	8.75%

Net income, as reported	$16,111	$14,386	$9,841	$11,046	$12,528
Acquisition and due diligence fees	539	—	—	2,684	722
Income tax benefit (1)	(51)	—	—	(939)	(253)
Net income, excluding acquisition and due diligence fees	16,599	14,386	9,841	12,791	12,997

Diluted earnings per common share, as reported	$2.05	$1.91	$1.49	$1.69	$1.92
Effect of acquisition and due diligence fees, net of tax (1)	0.07	—	—	0.27	0.07
Diluted earnings per common share, excluding acquisition and due diligence fees	$2.12	$1.91	$1.49	$1.96	$1.99

(1) Assumes income tax rate of 21% on deductible acquisition expenses for 2019 and 35% on deductible acquisition expenses for 2015 and 2016.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition as of December 31, 2019 and 2018 and results of operations for the years ended December 31, 2019, 2018 and 2017. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented in Item 8 of this report.
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
Overview
Level One Bancorp, Inc. is a financial holding company headquartered in Farmington Hills, Michigan, with its primary branch operations in southeastern and west Michigan. Through our wholly owned subsidiary, Level One Bank, we offer a broad range of loan products to the residential and commercial markets, as well as retail and business banking services. Hamilton Court Insurance Company, a wholly owned subsidiary of the Company, provides property and casualty insurance to the Company and the Bank and reinsurance to ten other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.
Since 2007, we have grown substantially through organic growth and a series of four acquisitions, all of which have been fully integrated into our operations. We have made significant investments over the last several years in hiring additional staff and upgrading technology and system security. In 2016, we opened our first branch in the Grand Rapids, Michigan market. In the third quarter of 2017, we opened our second location in Bloomfield Township located in Oakland County. In the third quarter of 2018, we doubled the size of our mortgage division with the addition of new mortgage officers and support staff. As of December 31, 2019, the Company had total consolidated assets of $1.58 billion, total consolidated deposits of $1.14 billion and total consolidated shareholders' equity of $170.7 million.
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
Recent Developments
Merger with Ann Arbor Bancorp, Inc. On January 2, 2020, the Company completed its previously announced acquisition of Ann Arbor Bancorp, Inc. (“AAB”) and its wholly owned subsidiary, Ann Arbor State Bank. The transaction was completed pursuant to a merger of the Company’s wholly owned merger subsidiary (“Merger Sub”) with and into AAB, pursuant to the Agreement and Plan of Merger, dated as of August 12, 2019, among the Company, Merger Sub and AAB. Level One paid aggregate consideration of approximately $67.9 million in cash. Level One expects to have approximately $1.4 million in expenses related to the acquisition in the first quarter of 2020.
As of December 31, 2019, Ann Arbor State Bank had total assets of $319.4 million, total loans of $222.1 million and total deposits of $267.7 million.
Fourth Quarter Dividend. On December 19, 2019, the Company declared a fourth quarter 2019 cash dividend of $0.04 per share, payable on January 15, 2020 to shareholders of record on December 31, 2019.

Results of Operations
Net Income
We had net income of $16.1 million, or $2.05 per diluted common share, for the year ended December 31, 2019, compared to $14.4 million, or $1.91 per diluted common share, for the year ended December 31, 2018. The increase of $1.7 million in net income in 2019 primarily reflected an increase of $7.1 million in noninterest income and an increase of $631 thousand in net interest income. This was partially offset by increases of $4.7 million in noninterest expense, $971 thousand in provision for loan losses and $400 thousand in income tax provision.
For a discussion on the comparison of results of operations for the years ended December 31, 2018 and 2017, refer Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's Annual Form 10-K, filed with the SEC on March 22, 2019.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings).
Net interest income was $51.1 million and $50.4 million for the years ended December 31, 2019 and 2018, respectively. The year ended December 31, 2019 included a $6.6 million increase in interest income as well as a $6.0 million increase in interest expense, compared to the same period in 2018. The increase in interest income was primarily driven by increases of $5.1 million in interest and fees on loans and $1.2 million in interest income from investment securities, and the increase in interest expense was primarily driven by an increase of $5.9 million in deposit interest expense. The increase in interest and fees on loans for the year ended December 31, 2019 compared to 2018, was mainly attributable to the increase in the average balance of loans of $96.7 million. The increase in interest income from investment securities was primarily due to the increase in the average balance of investment securities of $29.0 million and an increase in average interest rate paid of 0.43%. The increase in deposit interest expense during the year ended December 31, 2019 compared to 2018 was primarily due to a higher average rate paid on deposits of 1.95% compared to 1.52%, which was mainly as a result of increased competition and the federal funds rate increase of 100 basis points during the year ended December 31, 2018, compared to a 75 basis point decrease in the second half of 2019, leaving the cost of funds higher year over year. In addition, the increase in deposit expense was impacted by an increase in average balance of deposits of $98.0 million compared to the same period in 2018.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the year ended December 31, 2019 was 3.60%, compared to 3.92% for the same period in 2018. The decrease of 32 basis points in the net interest margin year over year was primarily due to the federal funds rate increase of 100 basis points during the year ended December 31, 2018, compared to a 75 basis point decrease in the second half of 2019, leaving the cost of funds higher year over year. Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the years ended December 31, 2019 and 2018, the average yield on total loans was 5.42% and 5.43%, respectively. The yield on total loans was impacted by 16 basis points and 28 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the years ended December 31, 2019 and 2018, benefited by 15 basis points and 23 basis points, respectively, as a result of the excess accretable yield. As of December 31, 2019 and December 31, 2018, our remaining accretable yield was $9.1 million and $10.9 million, respectively, and our nonaccretable difference was $3.9 million and $5.6 million, respectively.
The following table sets forth information related to our average balance sheet, average yields on assets, and average rates on liabilities for the periods indicated. We derived these yields by dividing income or expense by the average daily balance of the corresponding assets or liabilities. In this table, adjustments were made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

Analysis of Net Interest Income—Fully Taxable Equivalent

	For the year ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,169,486	$63,331	5.42%	$1,072,794	$58,262	5.43%	$973,013	$52,043	5.35%
Investment securities(4):	213,666
Taxable	129,274	3,509	2.71	121,505	2,939	2.42	84,899	1,746	2.06
Tax-exempt	84,392	2,305	3.27	63,205	1,657	3.13	38,935	955	3.57
Interest-earning cash balances	38,268	855	2.23	27,182	546	2.01	43,540	507	1.16
Federal Home Loan Bank stock	8,523	448	5.26	8,308	420	5.06	8,163	356	4.36
Total interest-earning assets	$1,429,943	$70,448	4.96%	$1,292,994	$63,824	4.96%	$1,148,550	$55,607	4.88%
Non-earning assets:
Cash and due from banks	23,910			20,556			18,590
Premises and equipment	13,379			13,207			14,576
Goodwill	9,387			9,387			9,387
Other intangible assets, net	375			560			789
Bank-owned life insurance	11,994			11,692			11,365
Allowance for loan losses	(12,035)			(11,691)			(11,466)
Other non-earning assets	21,005			9,014			12,164
Total assets	$1,497,958			$1,345,719			$1,203,955
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$57,480	$281	0.49%	$60,203	$198	0.33%	$59,274	$169	0.29%
Money market and savings deposits	314,918	4,518	1.43	264,656	2,609	0.99	259,449	1,605	0.62
Time deposits	527,605	12,142	2.30	477,164	8,248	1.73	373,762	4,493	1.20
Borrowings	79,864	1,378	1.73	66,926	1,330	1.99	80,283	797	0.99
Subordinated notes	16,061	1,074	6.69	14,866	1,015	6.83	14,813	1,014	6.85
Total interest-bearing liabilities	$995,928	$19,393	1.95%	$883,815	$13,400	1.52%	$787,581	$8,078	1.03%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	321,487			316,764			301,971
Other liabilities	17,750			10,436			10,297
Shareholders' equity	162,793			134,704			104,106
Total liabilities and shareholders' equity	$1,497,958			$1,345,719			$1,203,955
Net interest income		$51,055			$50,424			$47,529
Interest spread			3.01%			3.44%			3.85%
Net interest margin(5)			3.57			3.90			4.14
Tax equivalent effect			0.03			0.02			0.04
Net interest margin on a fully tax equivalent basis			3.60%			3.92%			4.18%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $453 thousand, $319 thousand, and $434 thousand on tax-exempt securities for the years ended December 31, 2019, 2018 and 2017, respectively, using the federal corporate tax rate of 21% for the periods ended December 31, 2019 and 2018 and 35% for the period ended December 31, 2017.
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

	For the year ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(171)	$5,240	$5,069
Investment securities:
Taxable	374	196	570
Tax-exempt	(41)	689	648
Interest-earning cash balances	67	242	309
FHLB Stock	17	11	28
Total interest income	246	6,378	6,624
Interest-bearing liabilities
Interest-bearing demand deposits	92	(9)	83
Money market and savings deposits	1,345	564	1,909
Time deposits	2,951	943	3,894
Borrowings	(189)	237	48
Subordinated debt	(21)	80	59
Total interest expense	4,178	1,815	5,993
Change in net interest income	$(3,932)	$4,563	$631

	For the year ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$811	$5,408	$6,219
Investment securities:
Taxable	345	848	1,193
Tax-exempt	(75)	777	702
Interest-earning cash balances	276	(237)	39
FHLB Stock	58	6	64
Total interest income	1,415	6,802	8,217
Interest-bearing liabilities
Interest-bearing demand deposits	26	3	29
Money market and savings deposits	971	33	1,004
Time deposits	2,303	1,452	3,755
Borrowings	684	(151)	533
Subordinated debt	(3)	4	1
Total interest expense	3,981	1,341	5,322
Change in net interest income	$(2,566)	$5,461	$2,895

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of December 31, 2019, and December 31, 2018, our remaining accretable yield was $9.1 million and $10.9 million, respectively, and our nonaccretable difference was $3.9 million and $5.6 million, respectively.
The provision for loan losses was a provision expense of $1.4 million for the year ended December 31, 2019 compared to a $412 thousand provision expense for the same period in 2018. The increase in the provision for loan losses was primarily due to a $839 thousand increase in specific reserves on impaired loans and a $414 thousand increase in general reserves due to continued growth in our originated loan portfolio as a percentage of our total loans. This was partially offset by $284 thousand lower charge-offs during the 2019 period compared to the same period in 2018. The increase in specific reserves on impaired loans was primarily due to the release in 2018 of $729 thousand of specific reserves on a commercial loan relationship that paid off in the fourth quarter of 2018.
Noninterest Income
The following table presents noninterest income for the years ended December 31, 2019, 2018, and 2017.

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Noninterest income
Service charges on deposits	$2,547	$2,556	$2,543
Net gain (loss) on sales of securities	1,174	(71)	208
Mortgage banking activities	7,880	2,330	1,698
Net gain (loss) on sale of commercial loans	(45)	11	146
Other charges and fees	2,655	2,229	1,907
Total noninterest income	$14,211	$7,055	$6,502
Noninterest income increased $7.1 million to $14.2 million for the year ended December 31, 2019 compared to $7.1 million for the same period in 2018. The increase in noninterest income was primarily due to an increase in mortgage banking activities of $5.6 million, an increase in net gains on sales of securities of $1.2 million and an increase in interest rate swap fees of $576 thousand (included in "other charges and fees" in the table above). The increase in the mortgage banking activities income was a result of secondary market fees and application/origination fees on increased volumes of mortgage loans sold and the fair value adjustment and derivatives on higher volumes of loans held for sale. The increased volumes were predominantly a result of expanding the mortgage banking division in the third quarter of 2018 as well as lower interest rates throughout 2019. The increase in net gain on sales of securities was primarily due to the sale of securities which reflected our efforts to better position our combined investment portfolio in connection with the merger with Ann Arbor State Bank. The increase in interest rate swap fees was due to the Company offering customer-initiated derivatives for all of 2019.
Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2019, 2018, and 2017.

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Noninterest expense
Salary and employee benefits	$28,775	$25,781	$21,555
Occupancy and equipment expense	4,939	4,425	4,208
Professional service fees	1,808	1,672	2,314
Acquisition and due diligence fees	539	—	—
Marketing expense	1,107	1,033	930
Printing and supplies expense	340	441	477
Data processing expense	2,374	2,146	1,912
Other expense	4,487	4,180	4,655
Total noninterest expense	$44,369	$39,678	$36,051
Noninterest expense increased $4.7 million to $44.4 million for the year ended December 31, 2019, as compared to $39.7 million for the same period in 2018. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $3.0 million, acquisition and due diligence fees of $539 thousand, occupancy and equipment expense of $514 thousand, other expense of $307 thousand, and data processing expense of $228 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $1.8 million in mortgage commissions expense as a result of higher loan volumes as well as having the expanded mortgage team for the full 2019 calendar year. The increase in acquisition and due diligence fees was related to the merger with Ann Arbor State Bank, which closed on January 2, 2020. The increases in the data processing and occupancy and equipment expenses were primarily attributable to incremental increases in software costs and building expenses to sustain the growth of the Company. The increase in other expense was primarily due to an increase in the provision for unfunded commitments as a result of a change in the assumptions within the calculation, which resulted in a better representation of our line of credit utilization.
Income Taxes and Tax-Related Items
Refer to Note 9 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the years ended December 31, 2019 and 2018.

Financial Condition
Total assets increased $168.7 million to $1.58 billion at December 31, 2019 as compared to $1.42 billion at December 31, 2018. The increase in total assets was primarily due to increases of $101.0 million in gross loans, $70.6 million in cash and cash equivalents, $8.3 million in mortgage loans held for sale, $5.1 million in receivables from a loan sub-servicer (included in "other assets" on the consolidated balance sheet), and $3.6 million in fair value of interest rate swaps (included in "other assets" on the consolidated balance sheet), partially offset by a decrease of $23.4 million in securities available-for-sale. The year over year increase in loans was primarily driven by the growth in both our commercial real estate, residential real estate, and commercial and industrial loan portfolios. Cash and cash equivalents increased primarily as a result of a $74.4 million increase in cash balances held with the Federal Reserve Bank in preparation for the closing of the merger with Ann Arbor State Bank. The Company maintains a cash balance at the Federal Reserve and manages this liquidity balance on a daily basis as required, and may have significant cash balance fluctuations in the ordinary course of business based on inflows and outflows from changing loan totals, investment activity, and deposit flows. The increase in mortgage loans held for sale was attributable to the increase in volumes of loans held for sale as a result of the doubling of our mortgage team during the third quarter of 2018 as well as the decrease in interest rates during 2019, which resulted in a higher demand for mortgage loans. The increase in the fair value of interest rate swaps was partly volume driven as a result of the Company offering interest rate swaps to customers during all of 2019, as well as due to the changes in interest rates. The decrease in securities available-for-sale reflected our efforts to better position our combined investment portfolio in connection with the merger with Ann Arbor State Bank.
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of December 31, 2019, 2018 and 2017.

(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Securities available-for-sale:
U.S. government sponsored entities and agencies	$—	$2,397	$—
State and political subdivision	93,747	75,146	53,224
Mortgage-backed securities: residential	10,565	9,739	8,431
Mortgage-backed securities: commercial	8,779	12,382	9,819
Collateralized mortgage obligations: residential	8,529	18,671	19,221
Collateralized mortgage obligations: commercial	23,181	31,988	20,557
U.S. Treasury	1,999	20,481	23,573
SBA	21,984	15,688	12,616
Asset backed securities	10,084	3,842	—
Corporate bonds	2,037	13,924	3,528
Total securities available-for-sale	$180,905	$204,258	$150,969
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At December 31, 2019, total investment securities were $180.9 million, or 11.4% of total assets, compared to $204.3 million, or 14.4% of total assets, at December 31, 2018. The $23.4 million decrease in securities available-for-sale from December 31, 2018 to December 31, 2019, primarily reflected decreases in obligations of U.S. Treasury, corporate bonds, collateralized mortgage obligations: residential, collateralized mortgage obligations: commercial, mortgage backed securities: commercial, and U.S. government sponsored entities and agencies, partially offset by increases in state and political subdivisions, SBA, and asset backed securities. The decrease in securities available-for-sale year over year reflected our efforts to better position our combined investment portfolio in connection with the merger with Ann Arbor State Bank. Securities with a carrying value of $27.3 million and $22.7 million were pledged at December 31, 2019 and December 31, 2018, respectively, to secure borrowings, deposits and mortgage derivatives.
As of December 31, 2019, the Company held 56 tax-exempt state and local municipal securities totaling $40.1 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at December 31, 2019 and

December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2019 and December 31, 2018. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	December 31, 2019
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
State and political subdivision	$1,375	2.25%	$3,747	2.24%	$18,566	2.95%	$65,616	3.38%
Mortgage-backed securities: residential	—	—	153	0.93	143	2.07	10,313	2.84
Mortgage-backed securities: commercial	431	0.99	4,874	2.27	1,435	2.65	1,827	3.64
Collateralized mortgage obligations: residential	—	—	—	—	727	2.15	7,814	2.11
Collateralized mortgage obligations: commercial	—	—	9,031	2.87	4,371	2.83	9,489	2.39
U.S. Treasury	—	—	1,976	2.06	—	—	—	—
SBA	—	—	—	—	8,706	2.59	13,345	2.49
Asset backed securities	—	—	—	—	—	—	10,390	2.59
Corporate bonds	1,006	2.44	1,024	4.43	—	—	—	—
Total securities available-for-sale	$2,812	2.13%	$20,805	2.60%	$33,948	2.81%	$118,794	3.01%

	December 31, 2018
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$—	—%	$—	—%	$2,404	3.09%	$—	—%
State and political subdivision	181	2.02	6,273	2.16	16,329	2.91	52,310	3.41
Mortgage-backed securities: residential	—	—	235	1.21	183	2.33	9,696	2.84
Mortgage-backed securities: commercial	—	—	6,124	2.30	5,016	2.91	1,454	3.46
Collateralized mortgage obligations: residential	—	—	—	—	837	2.09	18,079	3.22
Collateralized mortgage obligations: commercial	—	—	9,772	2.90	10,047	3.27	12,571	2.49
U.S. Treasury	—	—	21,232	1.53	—	—	—	—
SBA	—	—	—	—	1,664	3.17	14,192	3.21
Asset backed securities	—	—	—	—	—	—	3,872	3.04
Corporate bonds	1,501	2.04	10,034	3.43	2,471	3.75	—	—
Total securities available-for-sale	$1,682	2.04%	$53,670	2.29%	$38,951	3.06%	$112,174	3.19%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial real estate:
Non-owner occupied	$388,515	$367,671	$343,420	$322,354	$240,161
Owner occupied	216,131	194,422	168,342	169,348	146,487
Total commercial real estate	604,646	562,093	511,762	491,702	386,648
Commercial and industrial	410,228	383,455	377,686	342,069	254,808
Residential real estate	211,839	180,018	144,439	118,730	116,734
Consumer	896	999	1,036	892	1,528
Total loans	$1,227,609	$1,126,565	$1,034,923	$953,393	$759,718
Total loans were $1.23 billion at December 31, 2019, an increase of $101.0 million from December 31, 2018. The total increase in loans from December 31, 2018 was primarily due to an increase in commercial real estate loans of $42.6 million, commercial and industrial loans of $26.8 million and residential real estate of $31.8 million. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of December 31, 2019, approximately 49.3% of our loans were commercial real estate, 33.4% were commercial and industrial, and 17.3% were residential real estate and consumer loans.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of Fannie Mae and Freddie Mac, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages, are sold to other financial institutions with which we have established a correspondent lending relationship. The Company has established a direct relationship with Fannie Mae and began locking and selling loans to Fannie Mae during the third quarter of 2019.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of December 31, 2019.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2019
Commercial real estate	$63,365	$374,895	$166,386	$604,646
Commercial and industrial	149,312	180,080	80,836	410,228
Residential real estate	2,770	5,316	203,753	211,839
Consumer	34	650	212	896
Total loans	$215,481	$560,941	$451,187	$1,227,609
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$452,057	$161,927
Floating interest rates		108,884	289,260
Total		$560,941	$451,187
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
Total classified and criticized loans as of December 31, 2019 compared to December 31, 2018 were as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Classified loans:
Substandard	$20,569	$18,391
Doubtful	1,838	44
Total classified loans	$22,407	$18,435
Special mention	17,292	13,081
Total classified and criticized loans	$39,699	$31,516
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans
Commercial real estate	$4,832	$5,927	$2,257	$147	$141
Commercial and industrial	11,112	9,605	9,024	13,389	309
Residential real estate	2,569	2,915	2,767	1,498	1,177
Consumer	16	—	—	—	—
Total nonaccrual loans(1)	18,529	18,447	14,048	15,034	1,627
Other real estate owned	921	—	652	258	81
Total nonperforming assets	19,450	18,447	14,700	15,292	1,708
Performing troubled debt restructurings
Commercial real estate	—	—	—	290	—
Commercial and industrial	547	568	961	1,018	1,069
Residential real estate	359	363	261	207	279
Total performing troubled debt restructurings	906	931	1,222	1,515	1,348
Total impaired assets, excluding ASC 310-30 loans	$20,356	$19,378	$15,922	$16,807	$3,056
Loans 90 days or more past due and still accruing	$157	$243	$440	$377	$883
______________________________________________________

(1)	Nonaccrual loans include nonperforming troubled debt restructurings of $3.0 million, $5.0 million, $6.4 million, $5.8 million, and $564 thousand at the respective dates indicated above.
During the years ended December 31, 2019 and 2018, the Company recorded $865 thousand and $394 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $6.0 million, $7.9 million, $9.7 million, $11.6 million, and $17.6 million at the respective dates indicated in the table above.
Impaired assets increased $1.0 million as of December 31, 2019 compared to December 31, 2018. Commercial and industrial nonaccrual loans increased by $1.5 million, commercial real estate nonaccrual loans decreased by $1.1 million and residential real estate nonaccrual loans decreased by $346 thousand. The increase in nonaccrual loans is primarily due to three commercial loan relationships totaling $12.8 million moving to nonaccrual status. This was partially offset by the payoff of three large commercial loan relationships on nonaccrual status totaling $12.4 million. There was also an increase of $921 thousand in other real estate owned due to the addition of two residential properties and one commercial property during 2019.
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
The allowance for our nonimpaired loans, which includes commercial real estate, commercial and industrial, residential real estate, and consumer loans that are not individually evaluated for impairment, begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our historical loss data. Additional allowance estimates for commercial and industrial and commercial real estate loans are based on internal credit risk ratings. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan.

The Company's current methodology on historical loss analysis incorporates and fully relies on the Company's own historical loss data. The historical loss estimates are established by loan type including commercial real estate, commercial and industrial, residential real estate, and consumer. In addition, consideration is given to the borrower’s rating for commercial and industrial and commercial real estate loans.
The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of period	$11,566	$11,713	$11,089	$7,890	$5,589
Loan charge-offs:
Commercial real estate	(92)	(112)	(360)	—	(26)
Commercial and industrial	(438)	(1,283)	(697)	(943)	(427)
Residential real estate	—	(47)	(85)	(211)	(50)
Consumer	(106)	(35)	—	—	(16)
Total loan charge-offs	(636)	(1,477)	(1,142)	(1,154)	(519)
Recoveries of loans previously charged-off:
Commercial real estate	6	23	17	53	552
Commercial and industrial	246	823	190	172	665
Residential real estate	77	70	141	201	181
Consumer	32	2	2	2	63
Total loan recoveries	361	918	350	428	1,461
Net (charge-offs) recoveries	(275)	(559)	(792)	(726)	942
Provision expense for loan losses	1,383	412	1,416	3,925	1,359
Balance at end of period	$12,674	$11,566	$11,713	$11,089	$7,890
Allowance for loan losses as a percentage of period-end loans	1.03%	1.03%	1.13%	1.16%	1.04%
Net charge-offs (recoveries) to average loans	0.02	0.05	0.08	0.08	(0.14)
Our allowance for loan losses was $12.7 million, or 1.03% of loans, at December 31, 2019 compared to $11.6 million, or 1.03% of loans, at December 31, 2018. The $1.1 million increase in the allowance for loan losses during the year ended December 31, 2019 was primarily due to a $1.4 million increase in general reserves related to organic loan growth, partially offset by a $158 thousand decrease in reserves related to purchase credit impaired loans and $137 thousand decrease in specific reserves related to impaired loans.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
December 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,773	49.2%
Commercial and industrial	5,515	33.4
Residential real estate	1,384	17.3
Consumer	2	0.1
Total loans	$12,674	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9
Residential real estate	1,030	12.5
Consumer	3	0.1
Total loans	$11,089	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$3,299	50.9%
Commercial and industrial	3,256	33.5
Residential real estate	1,307	15.4
Consumer	28	0.2
Total loans	$7,890	100.0%
Deposits
Total deposits were $1.14 billion at December 31, 2019 and $1.13 billion at December 31, 2018, representing 80.3% and 89.7% of total liabilities, respectively. The increase in deposits of $793 thousand was due to increases of $26.3 million in money market and savings deposits and $26.3 million in demand deposits, partially offset by a decrease of $51.8 million in time deposits. Our average interest-bearing deposit costs were 1.88% and 1.38% for the years ended December 31, 2019 and 2018, respectively. The increase in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the increase in overnight market rates, as measured by the target federal funds rate. The target federal funds rate rose 0.25% every quarter during 2018 and decreased 0.75% during the second half of the year ended December 31, 2019.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At

December 31, 2019 and December 31, 2018, the Company had approximately $67.4 million and $110.3 million in brokered deposits, respectively. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
For periods prior to September 30, 2018, Certificate of Deposit Account Registry Service (CDARS) and reciprocal money market accounts were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With the passage of The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, these items are no longer considered brokered deposits. Included in the brokered deposits total at December 31, 2019 and December 31, 2018 were $514 thousand and $1.8 million in CDARS customer deposit accounts, respectively. The $514 thousand at December 31, 2019 was due to an early withdrawal from a CDARS customer deposit account in the first quarter of 2018 that will be paid at maturity.
Management understands the importance of core deposits as a stable source of funding and may periodically implement various deposit promotion strategies to encourage core deposit growth. For periods of rising interest rates, management has modeled the aggregate yields for non-maturity deposits and time deposits to increase at a slower pace than the increase in underlying market rates, which is intended to result in net interest margin expansion and an increase in net interest income.
The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$321,487	26.3%	—%
Interest-bearing demand deposits	57,480	4.7	0.49
Money market and savings deposits	314,918	25.8	1.43
Time deposits	527,605	43.2	2.30
Total deposits	$1,221,490	100.0%	1.39%

	Year Ended December 31, 2018
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$316,764	28.3%	—%
Interest-bearing demand deposits	60,203	5.4	0.33
Money market and savings deposits	264,656	23.6	0.99
Time deposits	477,164	42.7	1.73
Total deposits	$1,118,787	100.0%	0.99%

	Year Ended December 31, 2017
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$301,971	30.3%	—%
Interest-bearing demand deposits	59,274	6.0	0.29
Money market and savings deposits	259,449	26.1	0.62
Time deposits	373,762	37.6	1.20
Total deposits	$994,456	100.0%	0.63%

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	December 31, 2019
Maturing in:
3 months or less	$121
3 months to 6 months	97,420
6 months to 1 year	99,078
1 year or greater	127,288
Total	$323,907

Borrowings
Total debt outstanding at December 31, 2019 was $256.7 million, an increase of $142.2 million from $114.5 million at December 31, 2018. The increase in total borrowings was primarily due to increases of $145.0 million in long-term FHLB advances and $29.5 million in subordinated notes, partially offset by a decrease of $30.0 million in short-term FHLB advances and $2.5 million in our FHLB line of credit. The increase in total borrowings as well as the issuance of the $30.0 million subordinated notes reflected management's efforts to fund the liquidity needs of the Company.
At December 31, 2019, FHLB advances were secured by a blanket lien on $408.9 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.2 million. At December 31, 2018, FHLB advances were secured by a blanket lien on $372.5 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.0 million.
As of December 31, 2019, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $560 thousand related to these subordinated notes. As of December 31, 2018, the Company had $15.0 million of subordinated notes outstanding and debt issuance costs of $109 thousand related to these subordinated notes.
The $15.0 million of subordinated notes issued on December 21, 2015 bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature no later than December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event.
The $30.0 million of subordinated notes issued on December 18, 2019 bear a fixed interest rate of 4.75% per annum, payable semiannually through December 18, 2024. The notes will bear a floating interest rate of three-month SOFR plus 311 basis points payable quarterly after December 18, 2024 through maturity. The notes mature no later than December 18, 2029, and the Company has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a Tier 2 capital event or tax event.

Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Securities sold under agreements to repurchase
Average daily balance	$547	$4,210	$971
Weighted-average rate during period	0.30%	1.83%	0.30%
Amount outstanding at period end	$851	$609	$1,319
Weighted-average rate at period end	0.30%	0.30%	0.30%
Maximum month-end balance	$866	$12,847	$1,533
FHLB Advances
Average daily balance	$26,952	$47,581	$64,095
Weighted-average rate during period	2.32%	2.04%	0.96%
Amount outstanding at period end	$60,000	$90,000	$35,000
Weighted-average rate at period end	1.61%	2.54%	1.25%
Maximum month-end balance	$95,000	$125,000	$120,000
FHLB Line of Credit
Average daily balance	$93	$3,279	$4,223
Weighted-average rate during period	2.85%	2.10%	1.31%
Amount outstanding at period end	$—	$2,520	$—
Weighted-average rate at period end	—%	2.87%	—%
Maximum month-end balance	$895	$37,081	$27,459
Federal funds purchased
Average daily balance	$1,679	$873	$—
Weighted-average rate during period	2.75%	2.52%	—%
Amount outstanding at period end	$5,000	$5,000	$—
Weighted-average rate at period end	1.90%	2.50%	—%
Maximum month-end balance	$15,000	$15,000	$—
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $18.9 million to $170.7 million at December 31, 2019 as compared to $151.8 million at December 31, 2018. The increase in shareholders' equity was primarily impacted by $16.1 million of net income generated during the year ended December 31, 2019 as well as an increase of $5.3 million of other comprehensive income due to increases in net unrealized gains on available-for-sale securities, partially offset by $2.2 million of stock repurchased through the share buyback program and $1.2 million of dividends declared on our common stock during the year ended December 31, 2019.

The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Balance at beginning of period	$151,760	$107,960	$96,571
Net income	16,111	14,386	9,841
Other comprehensive income (loss)	5,344	(801)	343
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	—	29,030	—
Redeemed stock	(2,165)	—	—
Dividends declared	(1,236)	(895)	—
Exercise of stock options	219	1,279	605
Stock-based compensation expense	670	801	600
Balance at end of period	$170,703	$151,760	$107,960
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
The Basel III Rule requires the Company and the Bank to maintain a capital conservation buffer of common equity capital of greater than 2.5% above the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer requirement was 2.5% as of December 31, 2019 and 1.875% as of December 31, 2018, which is reflected in the table below.
At December 31, 2019, the Company and the Bank met all the capital adequacy requirements to which they were subject.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	11.72%	4.50%	7.00%
Bank	12.27%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.72%	6.00%	8.50%
Bank	12.27%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	15.99%	8.00%	10.50%
Bank	13.24%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.41%	4.00%	4.00%
Bank	10.96%	4.00%	4.00%	5.00%
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	11.82%	4.50%	6.38%
Bank	12.12%	4.50%	6.38%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.82%	6.00%	7.88%
Bank	12.12%	6.00%	7.88%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.00%	8.00%	9.88%
Bank	13.07%	8.00%	9.88%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.21%	4.00%	4.00%
Bank	10.48%	4.00%	4.00%	5.00%
_______________________________________________________________________________

(1)	Reflects the capital conservation buffer of 2.5% and 1.875% applicable during 2019 and 2018, respectively.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at December 31, 2019 were $700.3 million, an increase of $93.1 million, from $607.2 million at December 31, 2018. The increase of $93.1 million was due to increases of $145.0 million in long-term FHLB advances, $29.5 million in subordinated notes net of debt issuance costs, and $2.7 million in operating lease obligations, partially offset by a decrease of $51.8 million in time deposits and $32.3 million in short-term borrowings.
The following tables present our contractual obligations as of December 31, 2019 and December 31, 2018.

	Contractual Maturities as of December 31, 2019
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,341	$2,351	$2,149	$4,736	$10,577
Short-term borrowings	65,851	—	—	—	65,851
Long-term borrowings	—	11,375	30,000	105,000	146,375
Subordinated notes	—	—	—	44,440	44,440
Time deposits	392,839	39,855	378	—	433,072
Total	$460,031	$53,581	$32,527	$154,176	$700,315

	Contractual Maturities as of December 31, 2018
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,160	$1,849	$1,628	$3,235	$7,872
Short-term borrowings	98,129	—	—	—	98,129
Long-term borrowings	—	—	1,445	—	1,445
Subordinated notes	—	—	—	14,891	14,891
Time deposits	408,408	74,055	2,409	—	484,872
Total	$507,697	$75,904	$5,482	$18,126	$607,209

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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At December 31, 2019, the allowance for off-balance sheet risk was $318 thousand, compared to $38 thousand at December 31, 2018, and was included in "Other liabilities" on our consolidated balance sheets. The increase in the allowance for off-balance sheet risk as compared to December 31, 2018 was due to a change in the assumptions within the calculation for provision of unfunded commitments, which resulted in a better representation of our line of credit utilization.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$16,276	$20,128	$8,608	$10,900
Unused lines of credit	28,723	288,086	18,672	229,490
Unused standby letters of credit and commercial letters of credit	4,895	—	3,861	232

Of the total unused lines of credit of $316.8 million at December 31, 2019, $49.8 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.
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
At December 31, 2019, we had liquid assets of $257.5 million, compared to $213.7 million at December 31, 2018. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2019, we had $205.0 million of outstanding borrowings from the FHLB, and these advances were secured by a blanket lien on $408.9 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $103.7 million from the FHLB. Additionally, the Bank can borrow up to $130.0 million through the unsecured lines of credit it has established with nine other banks, as well as $4.9 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $633.0 million, based on current policy limits at December 31, 2019. Management believed that as of December 31, 2019, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	December 31, 2019	December 31, 2018
Investment securities available-for-sale to total assets	11.41%	14.42%
Loans to total deposits	108.12	99.29
Interest-earning assets to total assets	95.58	95.31
Interest-bearing deposits to total deposits	71.30	72.73

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
The estimated impact on our net interest income as of December 31, 2019 and December 31, 2018, assuming immediate parallel moves in interest rates is presented in the table below. The main driver of the changes noted between the two periods below is due to the adoption of ASU No. 2016-01 and the incorporation of exit pricing into the net interest income model as of December 31, 2019.

	December 31, 2019		December 31, 2018
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	5.8%	1.9%	1.8%	(1.0)%
+300 basis points	5.2	2.6	1.8	(0.2)
+200 basis points	4.2	2.7	1.5	0.4
+100 basis points	2.7	2.1	1.3	0.8
-100 basis points	(4.0)	(3.9)	(0.9)	(0.8)

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
The table below presents the change in our economic value of equity as of December 31, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates.

Change in rates	December 31, 2019	December 31, 2018
+400 basis points	(39.4)%	(38.1)%
+300 basis points	(28.4)	(28.5)
+200 basis points	(17.8)	(18.3)
+100 basis points	(8.1)	(8.4)
-100 basis points	6.6	7.9

Item 8 - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Level One Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Level One Bancorp, Inc. (the Company) as of December 31, 2019; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2019; and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the PCAOB. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Report on Prior Year Financial Statements

The financial statements of Level One Bancorp, Inc. as of and for the years ended December 31, 2018 and 2017 were audited by other auditors, whose report dated March 22, 2019 expressed an unqualified opinion on those statements.

We have served as the Company’s auditor since 2019.
Auburn Hills, Michigan
March 13, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Level One Bancorp, Inc.
Farmington Hills, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Level One Bancorp, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Crowe LLP

We have served as the Company's auditor from 2007 to 2019.

South Bend, Indiana
March 22, 2019

LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$103,930	$33,296
Securities available-for-sale	180,905	204,258
Federal Home Loan Bank stock	11,475	8,325
Mortgage loans held for sale, at fair value	13,889	5,595
Loans:
Originated loans	1,158,138	1,041,898
Acquired loans	69,471	84,667
Total loans	1,227,609	1,126,565
Less: Allowance for loan losses	(12,674)	(11,566)
Net loans	1,214,935	1,114,999
Premises and equipment, net	13,838	13,242
Goodwill	9,387	9,387
Other intangible assets, net	376	447
Bank-owned life insurance	12,167	11,866
Income tax benefit	1,217	2,467
Other assets	22,780	12,333
Total assets	$1,584,899	$1,416,215
Liabilities
Deposits:
Noninterest-bearing demand deposits	$325,885	$309,384
Interest-bearing demand deposits	62,586	52,804
Money market and savings deposits	313,885	287,575
Time deposits	433,072	484,872
Total deposits	1,135,428	1,134,635
Borrowings	212,225	99,574
Subordinated notes	44,440	14,891
Other liabilities	22,103	15,355
Total liabilities	1,414,196	1,264,455
Shareholders' equity
Common stock, no par value per share:
Authorized—20,000,000 shares
Issued and outstanding—7,715,491 shares at December 31, 2019 and 7,750,216 shares at December 31, 2018	89,345	90,621
Retained earnings	77,766	62,891
Accumulated other comprehensive income (loss), net of tax	3,592	(1,752)
Total shareholders' equity	170,703	151,760
Total liabilities and shareholders' equity	$1,584,899	$1,416,215

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(In thousands, except per share data)	2019	2018	2017
Interest income
Originated loans, including fees	$56,956	$49,076	$39,812
Acquired loans, including fees	6,375	9,186	12,231
Securities:
Taxable	3,509	2,939	1,746
Tax-exempt	2,305	1,657	955
Federal funds sold and other	1,303	966	863
Total interest income	70,448	63,824	55,607
Interest Expense
Deposits	16,941	11,055	6,267
Borrowed funds	1,378	1,330	797
Subordinated notes	1,074	1,015	1,014
Total interest expense	19,393	13,400	8,078
Net interest income	51,055	50,424	47,529
Provision expense for loan losses	1,383	412	1,416
Net interest income after provision for loan losses	49,672	50,012	46,113
Noninterest income
Service charges on deposits	2,547	2,556	2,543
Net gain (loss) on sales of securities	1,174	(71)	208
Mortgage banking activities	7,880	2,330	1,698
Net gain (loss) on sale of commercial loans	(45)	11	146
Other charges and fees	2,655	2,229	1,907
Total noninterest income	14,211	7,055	6,502
Noninterest expense
Salary and employee benefits	28,775	25,781	21,555
Occupancy and equipment expense	4,939	4,425	4,208
Professional service fees	1,808	1,672	2,314
Acquisition and due diligence fees	539	—	—
Marketing expense	1,107	1,033	930
Data processing expense	2,374	2,146	1,912
Printing and supplies expense	340	441	477
Other expense	4,487	4,180	4,655
Total noninterest expense	44,369	39,678	36,051
Income before income taxes	19,514	17,389	16,564
Income tax provision	3,403	3,003	6,723
Net income	$16,111	$14,386	$9,841
Per common share data:
Basic earnings per common share	$2.08	$1.95	$1.54
Diluted earnings per common share	$2.05	$1.91	$1.49
Cash dividends declared per common share	$0.16	$0.12	$—
Weighted average common shares outstanding—basic	7,655	7,377	6,388
Weighted average common shares outstanding—diluted	7,770	7,524	6,610
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Net income	$16,111	$14,386	$9,841
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	7,939	(1,085)	735
Reclassification adjustment for (gains) losses included in income	(1,174)	71	(208)
Tax effect(1)	(1,421)	213	(184)
Net unrealized gains (losses) on securities available-for-sale, net of tax	5,344	(801)	343
Total comprehensive income, net of tax	$21,455	$13,585	$10,184
__________________________________________________________________________
(1) Includes $247 thousand, $(15) thousand, and $73 thousand of tax expense (benefit) related to reclassification adjustment for gains included in income for the years ended December 31, 2019, 2018, and 2017, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2017	$58,306	$39,391	$(1,126)	$96,571
Net income	—	9,841	—	9,841
Other comprehensive income	—	—	343	343
Exercise of stock options (57,506 shares)	605	—	—	605
Stock-based compensation expense, net of tax impact	600	—	—	600
Balance at December 31, 2017	$59,511	$49,232	$(783)	$107,960
Net income	—	14,386	—	14,386
Other comprehensive loss	—	—	(801)	(801)
Reclass of tax reform adjustments due to early adoption of ASU 2018-02	—	168	(168)	—
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	29,030	—	—	29,030
Common stock dividends declared ($0.12 per share)	—	(895)	—	(895)
Exercise of stock options (127,494 shares)	1,279	—	—	1,279
Stock-based compensation expense, net of tax impact	801	—	—	801
Balance at December 31, 2018	$90,621	$62,891	$(1,752)	$151,760
Net income	—	16,111	—	16,111
Other comprehensive income	—	—	5,344	5,344
Redeemed stock (90,816 shares)	(2,165)	—	—	(2,165)
Common stock dividends declared ($0.16 per share)	—	(1,236)	—	(1,236)
Exercise of stock options (21,550 shares)	219	—	—	219
Stock-based compensation expense, net of tax impact	670	—	—	670
Balance at December 31, 2019	$89,345	$77,766	$3,592	$170,703
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$16,111	$14,386	$9,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,323	1,332	1,369
Amortization of core deposit intangibles	146	220	234
Stock-based compensation expense	713	815	613
Provision expense for loan losses	1,383	412	1,416
Net securities premium amortization	1,735	1,327	871
Net (gain) loss on sales of securities	(1,174)	71	(208)
Originations of loans held for sale	(272,714)	(90,361)	(64,184)
Proceeds from sales of loans	270,363	91,091	69,753
Net gain on sales of loans	(7,835)	(2,341)	(1,844)
Accretion on acquired purchase credit impaired loans	(2,313)	(3,794)	(5,340)
Gain on sale of other real estate owned and repossessed assets	—	(44)	(237)
Increase in cash surrender value of life insurance, net of 1035 exchange charge	(301)	(324)	(328)
Amortization of debt issuance costs	62	47	58
Excess tax benefits	18	108	27
Net (increase) decrease in accrued interest receivable and other assets	(9,544)	382	(1,546)
Net increase in accrued interest payable and other liabilities	6,151	4,810	1,667
Net cash provided by operating activities	4,124	18,137	12,162
Cash flows from investing activities
Net increase in loans	(97,660)	(88,069)	(75,780)
Principal payments on securities available-for-sale	16,521	9,368	8,850
Purchases of securities available-for-sale	(56,810)	(68,694)	(74,225)
Purchases of FHLB Stock	(3,150)	(22)	(2,475)
Additions to premises and equipment	(2,019)	(1,159)	(913)
Proceeds from:
Sale of securities available-for-sale	69,846	3,625	14,803
Sale of other real estate owned and repossessed assets	—	822	885
Net cash used in investing activities	(73,272)	(144,129)	(128,855)
Cash flows from financing activities
Net increase in deposits	793	14,253	195,458
Change in short-term borrowings	(32,278)	61,810	(31,820)
Issuances of long-term FHLB advances	145,000	—	—
Repayment of long-term FHLB advances	—	(10,000)	(4,506)
Net proceeds from issuance of subordinated debt	29,487	—	—
Change in secured borrowing	(71)	(69)	1,514
Net proceeds from issuance of common stock related to initial public offering	—	29,030	—
Share buyback - redeemed stock	(2,165)	—	—
Common stock dividends paid	(1,160)	(662)	—
Proceeds from exercised stock options	219	1,279	605
Payments related to tax-withholding for share based compensation awards	(43)	(14)	(13)
Net cash provided by financing activities	139,782	95,627	161,238
Net change in cash and cash equivalents	70,634	(30,365)	44,545
Beginning cash and cash equivalents	33,296	63,661	19,116
Ending cash and cash equivalents	$103,930	$33,296	$63,661

Supplemental disclosure of cash flow information:
Interest paid	$19,493	$12,634	$7,427
Taxes paid	2,916	2,120	4,625
Transfer from loans held for sale to loans held for investment	2,186	544	1,587
Transfer from loans to other real estate owned	921	108	385
Transfer from premises and equipment to other assets	—	18	1,793
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the "Company" “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. As of December 31, 2019, its wholly owned bank subsidiary, Level One Bank (the "Bank"), had 14 offices, including 8 banking centers (our full service branches) in Oakland County, one banking center in each of Detroit and Grand Rapids, Michigan’s two largest cities, one banking center in Sterling Heights, one banking center in Ann Arbor and one mortgage loan production office in Ann Arbor.
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
Merger with Ann Arbor Bancorp, Inc.:
On January 2, 2020, the Company completed its previously announced acquisition of Ann Arbor Bancorp, Inc. (“AAB”) and its wholly owned subsidiary, Ann Arbor State Bank. The transaction was completed pursuant to a merger of the Company’s wholly owned merger subsidiary (“Merger Sub”) with and into AAB, pursuant to the Agreement and Plan of Merger, dated as of August 12, 2019, among the Company, Merger Sub and AAB. The Company paid aggregate consideration of approximately $67.9 million in cash. The Company expects to have approximately $1.4 million in expenses related to the acquisition in the first quarter of 2020.
As of December 31, 2019, Ann Arbor State Bank had total assets of $319.4 million, total loans of $222.1 million and total deposits of $267.7 million. Refer to footnote 19, "Subsequent "Events", for further discussion on the acquisition of AAB.
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

Loans held for sale are sold with either servicing rights released or servicing rights retained. In addition to the Small Business Administration and United States Department of Agriculture guaranteed loans, which are sold with servicing retained, the Company started selling loans held for sale with servicing retained directly to FNMA during the third quarter of 2019. Refer to mortgage servicing rights section below for further discussion.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unamortized deferred loan fees and costs and net of any purchase premiums and discounts. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income without anticipating prepayments.
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
Mortgage Servicing Rights
When loans are sold with servicing retained, the servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. The servicing rights are amortized in proportion to and over the period of estimated net servicing income.
Servicing rights are evaluated for impairment on a quarterly basis based upon the fair value obtained from an independent third party valuation model requiring the incorporation of assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, ancillary income, late fees, replacement reserves and other economic factors that are determined based on current market conditions.
Servicing fee income is recorded for fees earned for servicing loans and is based on contractual percentage of the outstanding principal or a fixed amount per loan. Servicing fees totaled $43 thousand, $117 thousand and $145 thousand for the years ended December 31, 2019, 2018 and 2017, respectively, most of which related to servicing fees earned on SBA loans sold with servicing retained during the year ended December 31, 2019.
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
Secured borrowing
Transfers of financial assets that do not qualify for sale accounting are reported as secured borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions.
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
Stock-Based Compensation
Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards as there is no market or performance metrics that must be met. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Additionally, the Company accounts for forfeitures as they occur.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes and reclassifications.
Income Taxes
Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax base of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
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

Operating Segments
While chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segment results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
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
Impact of Recently Adopted Accounting Standards:
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
The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company adopted ASU 2014-09 and related issuances on January 1, 2019, with no cumulative effect adjustment to opening retained earnings required upon implementation of this standard. The adoption of this guidance does not result in changes to how revenue is recognized or the timing of recognition from our method prior to adoption. Revenue is recognized when obligations, under the terms of a contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services.
The Company performed an analysis of the impact of adoption of this ASU, reviewing revenue recorded from service charges on deposit accounts, gains (losses) on other real estate owned and other assets, debit card interchange fees, and merchant processing fees.
Service fees on deposit accounts - The fees are generated from a depositor’s option to purchase services offered under the contract and are only considered a contract when the depositor exercises their option to purchase these services. Therefore we deem the term of our contracts with depositors to be day-to-day and do not extend beyond the services already provided.
Debit card interchange fees - We collect interchange fee income when debit cards that we have issued to our customers, are used in merchant transactions. Our performance obligation is satisfied and revenue is recognized at the point we initiate the payment of funds from a customer’s account to a merchant account.
Merchant processing fees - We receive referral fees for referring our customers to a merchant servicer. Fees are immaterial and recognized as received.
Gain (Loss) on sale of other real estate owned - The Company records income or expense only upon consummation of the sale of the real estate.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," to improve the accounting for financial instruments. This ASU requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, as well as the required use of exit pricing when measuring the fair value of financial instruments for disclosure purposes. The guidance became effective for the Company for fiscal years beginning after December  15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and was to be applied prospectively with a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-01 and related issues on January 1, 2019 and determined that the implementation of this standard did not have a material impact to our consolidated financial statements.
Impact of Recently Issued Accounting Standards:
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
The guidance is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and is to be applied under an optional transition method. In November 2019, the FASB issued ASU No. 2019-10, "Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)" to delay the effective date for the leases standard to fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020 for the Company.  As an emerging growth company, the Company is eligible for the delayed effective date. The Company is planning to adopt this new guidance within the delayed time frame noted above. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements but does not expect that the adoption will have a material impact. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption.
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
In November 2019, the FASB issued ASU No. 2019-10, "Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)" to delay the effective date for the credit losses standard to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for certain entities, such as smaller reporting companies. As a smaller reporting company, the Company is eligible for the delayed effective date. The Company is currently evaluating the impact of the delay on its implementation project plan as well as the impact of adopting this new guidance on the consolidated financial statements, current systems and processes. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Company is planning to adopt this new guidance within the delayed time frame noted above.

NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
State and political subdivision	$89,304	$4,463	$(20)	$93,747
Mortgage-backed securities: residential	10,609	82	(126)	10,565
Mortgage-backed securities: commercial	8,567	224	(12)	8,779
Collateralized mortgage obligations: residential	8,541	39	(51)	8,529
Collateralized mortgage obligations: commercial	22,891	300	(10)	23,181
U.S. Treasury	1,976	23	—	1,999
SBA	22,051	87	(154)	21,984
Asset backed securities	10,390	—	(306)	10,084
Corporate bonds	2,030	20	(13)	2,037
Total available-for-sale	$176,359	$5,238	$(692)	$180,905
December 31, 2018
U.S. government sponsored entities & agencies	$2,404	$4	$(11)	$2,397
State and political subdivision	75,093	657	(604)	75,146
Mortgage-backed securities: residential	10,114	4	(379)	9,739
Mortgage-backed securities: commercial	12,594	17	(229)	12,382
Collateralized mortgage obligations: residential	18,916	51	(296)	18,671
Collateralized mortgage obligations: commercial	32,390	98	(500)	31,988
U.S. Treasury	21,232	—	(751)	20,481
SBA	15,856	—	(168)	15,688
Asset backed securities	3,872	—	(30)	3,842
Corporate bonds	14,006	18	(100)	13,924
Total available-for-sale	$206,477	$849	$(3,068)	$204,258
The proceeds from sales of securities and the associated gains and losses for the periods below are as follows:

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Proceeds	$69,846	$3,625	$14,803
Gross gains	1,566	2	217
Gross losses	(392)	(73)	(9)
The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$2,812	$2,801
One to five years	20,805	21,059
Five to ten years	33,948	34,890
Beyond ten years	118,794	122,155
Total	$176,359	$180,905

Securities pledged at December 31, 2019 and December 31, 2018 had a carrying amount of $27.3 million and $22.7 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of December 31, 2019, the Bank held 56 tax-exempt state and local municipal securities totaling $40.1 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at December 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at December 31, 2019 and December 31, 2018 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2019
Available-for-sale
State and political subdivision	$5,109	$(20)	$305	$—	$5,414	$(20)
Mortgage-backed securities: residential	4,022	(39)	3,982	(87)	8,004	(126)
Mortgage-backed securities: commercial	1,769	(11)	430	(1)	2,199	(12)
Collateralized mortgage obligations: residential	770	(1)	4,631	(50)	5,401	(51)
Collateralized mortgage obligations: commercial	—	—	1,716	(10)	1,716	(10)
SBA	3,961	(13)	12,405	(141)	16,366	(154)
Asset backed securities	8,220	(232)	1,864	(74)	10,084	(306)
Corporate bonds	489	(13)	—	—	489	(13)
Total available-for-sale	$24,340	$(329)	$25,333	$(363)	$49,673	$(692)
December 31, 2018
Available-for-sale
U.S. government sponsored entities & agencies	$978	$(11)	$—	$—	$978	$(11)
State and political subdivision	5,121	(25)	27,667	(579)	32,788	(604)
Mortgage-backed securities: residential	2,595	(4)	6,393	(375)	8,988	(379)
Mortgage-backed securities: commercial	1,967	(8)	8,944	(221)	10,911	(229)
Collateralized mortgage obligations: residential	3,814	(27)	8,958	(269)	12,772	(296)
Collateralized mortgage obligations: commercial	—	—	17,939	(500)	17,939	(500)
U.S. Treasury	—	—	20,481	(751)	20,481	(751)
SBA	12,420	(91)	3,268	(77)	15,688	(168)
Asset backed securities	3,842	(30)	—	—	3,842	(30)
Corporate bonds	7,526	(28)	2,950	(72)	10,476	(100)
Total available-for-sale	$38,263	$(224)	$96,600	$(2,844)	$134,863	$(3,068)
As of December 31, 2019, the Company's investment portfolio consisted of 228 securities, 54 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

NOTE 3—LOANS
The following table presents the recorded investment in loans at December 31, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
December 31, 2019
Commercial real estate	$551,565	$53,081	$604,646
Commercial and industrial	403,922	6,306	410,228
Residential real estate	201,787	10,052	211,839
Consumer	864	32	896
Total	$1,158,138	$69,471	$1,227,609
December 31, 2018
Commercial real estate	$500,809	$61,284	$562,093
Commercial and industrial	375,130	8,325	383,455
Residential real estate	165,015	15,003	180,018
Consumer	944	55	999
Total	$1,041,898	$84,667	$1,126,565
At December 31, 2019 and December 31, 2018, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $13.9 million and $5.6 million, respectively. During the years ended December 31, 2019 and 2018, the Company sold residential real estate loans with proceeds totaling $270.4 million and $91.1 million, respectively.
Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued and other real estate owned obtained through foreclosure and other repossessed assets. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments are no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. At December 31, 2019, there were $1.2 million in commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Nonaccrual loans:
Commercial real estate	$4,832	$5,927
Commercial and industrial	11,112	9,605
Residential real estate	2,569	2,915
Consumer	16	—
Total nonaccrual loans	18,529	18,447
Other real estate owned	921	—
Total nonperforming assets	$19,450	$18,447
Loans 90 days or more past due and still accruing	$157	$243
At December 31, 2019 and December 31, 2018, all of the loans 90 days or more past due and still accruing were PCI loans.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
December 31, 2019
Commercial real estate	$597,892	$3,630	$1,286	$1,838	$604,646
Commercial and industrial	407,692	377	1,275	884	410,228
Residential real estate	206,002	3,286	1,429	1,122	211,839
Consumer	892	4	—	—	896
Total	$1,212,478	$7,297	$3,990	$3,844	$1,227,609
December 31, 2018
Commercial real estate	$559,523	$497	$—	$2,073	$562,093
Commercial and industrial	381,424	664	82	1,285	383,455
Residential real estate	174,831	2,499	1,314	1,374	180,018
Consumer	998	—	1	—	999
Total	$1,116,776	$3,660	$1,397	$4,732	$1,126,565
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, was as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Nonaccrual loans	$18,529	$18,447
Performing troubled debt restructurings:
Commercial and industrial	547	568
Residential real estate	359	363
Total performing troubled debt restructurings	906	931
Total impaired loans, excluding purchase credit impaired loans	$19,435	$19,378
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
As of December 31, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $3.9 million and $5.9 million, respectively. The Company allocated a specific reserve of $384 thousand for those loans at December 31, 2019 and a specific reserve of $258 thousand for those loans at December 31, 2018. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of December 31, 2019, there were $3.0 million of nonperforming TDRs and $906 thousand of performing TDRs included in impaired loans. As of December 31, 2018, there were $5.0 million of nonperforming TDRs and $931 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

The following table presents the recorded investment of loans modified as TDRs during the years ended December 31, 2019, 2018 and 2017, by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
For the year ended December 31, 2019
Commercial and industrial	$—	$—	$332	2	$332	$—	$174
Total	$—	$—	$332	2	$332	$—	$174
For the year ended December 31, 2018
Commercial real estate	$2,073	$—	$—	4	$2,073	$101	$—
Commercial and industrial	1,031	106	—	4	1,137	—	14
Residential real estate	113	—	—	2	113	—	5
Total	$3,217	$106	$—	10	$3,323	$101	$19
For the year ended December 31, 2017
Commercial real estate	$297	$—	$1,229	2	$1,526	$—	$—
Residential real estate	784	357	—	3	1,141	—	15
Total	$1,081	$357	$1,229	5	$2,667	$—	$15
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified as TDRs during the twelve months ended December 31, 2019, 2018 and 2017 for which there was a subsequent payment default, including the recorded investment as of the period end. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the year ended ended December 31, 2019
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial and industrial	1	$42	$12
Total	1	$42	$12

	For the year ended December 31, 2018
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	3	$2,073	$—
Commercial and industrial	1	904	—
Total	4	$2,977	$—

	For the year ended December 31, 2017
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	1	$1,229	$—
Commercial and industrial	5	—	497
Residential real estate	1	292	—
Total	7	$1,521	$497

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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial real estate	$591,419	$8,325	$4,042	$860	$604,646
Commercial and industrial	383,756	8,967	16,527	978	410,228
Total	$975,175	$17,292	$20,569	$1,838	$1,014,874
December 31, 2018
Commercial real estate	$545,843	$10,240	$5,966	$44	$562,093
Commercial and industrial	368,189	2,841	12,425	—	383,455
Total	$914,032	$13,081	$18,391	$44	$945,548
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2019
Residential real estate	$209,270	$2,569	$211,839
Consumer	880	16	896
Total	$210,150	$2,585	$212,735
December 31, 2018
Residential real estate	$177,103	$2,915	$180,018
Consumer	999	—	999
Total	$178,102	$2,915	$181,017

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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
December 31, 2019
Commercial real estate	$6,597	$2,884
Commercial and industrial	556	135
Residential real estate	4,215	2,954
Total PCI loans	$11,368	$5,973
December 31, 2018
Commercial real estate	$10,865	$4,344
Commercial and industrial	511	122
Residential real estate	5,043	3,409
Total PCI loans	$16,419	$7,875
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Accretable yield at beginning of period	$10,947	$14,452	$19,893
Accretion of income	(2,313)	(3,794)	(5,340)
Adjustments to accretable yield	507	304	121
Other activity, net	—	(15)	(222)
Accretable yield at end of period	$9,141	$10,947	$14,452
"Accretion of income" represents the income earned on these loans for the year. "Adjustments to accretable yield" represents the net amount of accretable yield added or removed as a result of the semi-annual re-estimation of expected cash flows.
For the years ended December 31, 2019 and 2018, allowance for loans losses on PCI loans decreased by $158 thousand and $161 thousand, respectively.
Related Party Loans:
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates as of December 31, 2019 and 2018 totaled approximately $4.1 million and $4.0 million, respectively. During 2019 and 2018, there were $1.1 million and $2.6 million, respectively, of new loans and other additions, while repayments and other reductions totaled $924 thousand and $731 thousand, respectively.
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of December 31, 2019, the Company had six PCI loan pools and 10 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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
Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance (1)	Total recorded investment	Contractual principal balance	Related allowance (1)
December 31, 2019
Individually evaluated impaired loans:
Commercial real estate	$4,832	$—	$4,832	$5,156	$—
Commercial and industrial	10,739	913	11,652	12,521	363
Residential real estate	1,197	189	1,386	1,570	22
Total	$16,768	$1,102	$17,870	$19,247	$385
December 31, 2018
Individually evaluated impaired loans:
Commercial real estate	$5,898	$3,991	$9,889	$13,076	$815
Commercial and industrial	5,892	4,059	9,951	10,411	526
Residential real estate	1,666	3,255	4,921	6,604	101
Total	$13,456	$11,305	$24,761	$30,091	$1,442
(1) December 31, 2018 individually evaluated impaired loans included $7.2 million of PCI loans with a related allowance of $920 thousand. December 31, 2019 individually evaluated impaired loans do not include PCI loans with a related allowance.

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the year ended December 31, 2019
Individually evaluated impaired loans (1):
Commercial real estate	$4,233	$2	$209
Commercial and industrial	8,514	43	573
Residential real estate	1,904	29	9
Total	$14,651	$74	$791
For the year ended December 31, 2018
Individually evaluated impaired loans (1):
Commercial real estate	$9,471	$1,622	$142
Commercial and industrial	7,673	91	112
Residential real estate	5,182	369	—
Total	$22,326	$2,082	$254
For the year ended December 31, 2017
Individually evaluated impaired loans (1):
Commercial real estate	$8,145	$1,710	$—
Commercial and industrial	17,738	238	—
Residential real estate	5,361	303	—
Total	$31,244	$2,251	$—
(1) December 31, 2018 and 2017 individually evaluated impaired loans included PCI loans, whereas December 31, 2019 individually evaluated impaired loans excluded PCI loans.

Activity in the allowance for loan losses and the allocation of the allowance for loans was as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the year ended December 31, 2019
Allowance for loan losses:
Beginning balance	$5,227	$5,174	$1,164	$1	$11,566
Provision for loan losses	632	533	143	75	1,383
Gross chargeoffs	(92)	(438)	—	(106)	(636)
Recoveries	6	246	77	32	361
Net (chargeoffs) recoveries	(86)	(192)	77	(74)	(275)
Ending allowance for loan losses	$5,773	$5,515	$1,384	$2	$12,674
For the year ended December 31, 2018
Allowance for loan losses:
Beginning balance	$4,852	$5,903	$950	$8	$11,713
Provision (benefit) for loan losses	464	(269)	191	26	412
Gross chargeoffs	(112)	(1,283)	(47)	(35)	(1,477)
Recoveries	23	823	70	2	918
Net (chargeoffs) recoveries	(89)	(460)	23	(33)	(559)
Ending allowance for loan losses	$5,227	$5,174	$1,164	$1	$11,566
For the year ended December 31, 2017
Allowance for loan losses:
Beginning balance	$4,124	$5,932	$1,030	$3	$11,089
Provision (benefit) for loan losses	1,071	478	(136)	3	1,416
Gross chargeoffs	(360)	(697)	(85)	—	(1,142)
Recoveries	17	190	141	2	350
Net (chargeoffs) recoveries	(343)	(507)	56	2	(792)
Ending allowance for loan losses	$4,852	$5,903	$950	$8	$11,713

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$—	$363	$22	$—	$385
Collectively evaluated for impairment	5,062	5,124	1,339	2	11,527
Acquired with deteriorated credit quality	711	28	23	—	762
Ending allowance for loan losses	$5,773	$5,515	$1,384	$2	$12,674
Balance of loans:
Individually evaluated for impairment	$4,832	$11,652	$1,386	$—	$17,870
Collectively evaluated for impairment	596,930	398,441	207,499	896	1,203,766
Acquired with deteriorated credit quality	2,884	135	2,954	—	5,973
Total loans	$604,646	$410,228	$211,839	$896	$1,227,609
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$—	$504	$18	$—	$522
Collectively evaluated for impairment	4,412	4,648	1,063	1	10,124
Acquired with deteriorated credit quality	815	22	83	—	920
Ending allowance for loan losses	$5,227	$5,174	$1,164	$1	$11,566
Balance of loans:
Individually evaluated for impairment	$5,898	$9,829	$1,854	$—	$17,581
Collectively evaluated for impairment	551,851	373,504	174,755	999	1,101,109
Acquired with deteriorated credit quality	4,344	122	3,409	—	7,875
Total loans	$562,093	$383,455	$180,018	$999	$1,126,565

NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at December 31, 2019 and December 31, 2018:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Land	$2,254	$2,197
Buildings	9,825	9,746
Leasehold improvements	2,714	1,708
Furniture, fixtures and equipment	6,539	6,024
Total premises and equipment	$21,332	$19,675
Less: Accumulated depreciation	7,494	6,433
Net premises and equipment	$13,838	$13,242
Depreciation expense was $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $1.2 million, $1.1 million and $909 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

Rent commitments under non-cancelable operating leases (including renewal options that the Company will likely exercise) were as follows:

(Dollars in thousands)	As of December 31, 2019
2020	$1,341
2021	1,172
2022	1,179
2023	1,125
2024	1,024
Thereafter	4,736
Total lease commitments	$10,577

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company acquired two banks, Lotus Bank in March 2015 and Bank of Michigan in March 2016, which resulted in the recognition of $4.6 million and $4.8 million of goodwill, respectively. Goodwill was $9.4 million at both December 31, 2019 and December 31, 2018.
Goodwill is not amortized but is evaluated at least annually for impairment. The Company's most recent annual goodwill impairment review did not indicate that an impairment of goodwill existed. The Company also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through December 31, 2019 and that the Company's goodwill was not impaired at December 31, 2019.
Acquired Intangible Assets:    The Company has recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Gross carrying amount	$2,045	$2,045
Accumulated amortization	(1,744)	(1,598)
Net Intangible	$301	$447
Amortization expense for the CDIs was $146 thousand, $220 thousand and $234 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)
2020	$102
2021	68
2022	53
2023	39
2024	25
NOTE 7 - DEPOSITS
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $205.9 million and $211.7 million at December 31, 2019 and 2018, respectively. At December 31, 2019, brokered deposits totaled $67.4 million, compared to $110.3 million at December 31, 2018.
As of December 31, 2019, the scheduled maturities of total time deposits were as follows:

(Dollars in thousands)	December 31, 2019
Due in 2020	$392,839
Due in 2021	35,552
Due in 2022	4,303
Due in 2023	356
Due in 2024	22
Thereafter	—
Total	$433,072
Related party deposits totaled $31.3 million and $38.9 million at December 31, 2019 and 2018, respectively.

NOTE 8 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
FHLB Advances	$60,000	1.61%	$90,000	2.54%
Securities sold under agreements to repurchase	851	0.30	609	0.30
FHLB line of credit	—	—	2,520	2.87
Federal funds purchased	5,000	1.90	5,000	2.50
Total short-term borrowings	65,851	1.62	98,129	2.53
Long-term debt:
Secured borrowing due in 2022	1,374	1.00	1,445	1.00
FHLB advances due in 2022 to 2029(2)	145,000	1.06	—	—
Subordinated notes due in 2025 and 2029(3)	44,440	5.29	14,891	6.38
Total long-term debt	190,814	2.04	16,336	5.90
Total short-term and long-term borrowings	$256,665	1.93%	$114,465	3.01%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At December 31, 2019, the long-term FHLB advances consisted of 0.66% - 2.35% fixed rate notes and can be called through 2024 without penalty by the issuer.
(3) The December 31, 2019 balance includes subordinated notes of $45.0 million and debt issuance costs of $560 thousand. The December 31, 2018 balance includes subordinated notes of $15.0 million and debt issuance costs of $109 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The advances were secured by a blanket lien on $408.9 million of real estate-related loans as of December 31, 2019. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $103.7 million from the FHLB at December 31, 2019. In addition, the Bank can borrow up to $130.0 million through the unsecured lines of credit it has established with other correspondent banks, as well as $4.9 million through a secured line with the Federal Reserve Bank. The Bank had $5.0 million outstanding federal funds purchased as of both December 31, 2019 and December 31, 2018, respectively.
At December 31, 2019, the Company had $851 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $1.2 million at December 31, 2019.
The Company had a secured borrowing of $1.4 million as of December 31, 2019 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
As of December 31, 2019, the Company had $45.0 million outstanding subordinated notes and $560 thousand of debt issuance costs. The debt issuance costs are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
The $15.0 million of subordinated notes issued on December 21, 2015 bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. The notes will bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly after December 15, 2020 through maturity. The notes mature no later than December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event.
The $30.0 million of subordinated notes issued on December 18, 2019 bear a fixed interest rate of 4.75% per annum, payable semiannually through December 18, 2024. The notes will bear a floating interest rate of three-month SOFR plus 311 basis points payable quarterly after December 18, 2024 through maturity. The notes mature no later than December 18, 2029, and the Company has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a Tier 2 capital event or tax event.

NOTE 9—INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2016 tax return year and forward.
The current and deferred components of the provision for income taxes were as follows:

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Current expense	$3,995	$2,974	$5,721
Remeasurement due to tax reform	—	—	1,293
Deferred expense (benefit)	(592)	29	(291)
Total	$3,403	$3,003	$6,723
A reconciliation of expected income tax expense using the federal statutory rate of 21% as of December 31, 2019 and 2018 and 35% as of December 31, 2017 and actual income tax expense is as follows:

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Income tax expense based on federal corporate tax rate	$4,098	$3,651	$5,797
Changes resulting from:
Tax-exempt income	(538)	(406)	(446)
Remeasurement due to tax reform	—	—	1,293
Captive insurance benefit	(182)	(198)	(143)
Other, net	25	(44)	222
Income tax expense	$3,403	$3,003	$6,723
Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. ASU 2016-09, "Compensation-Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting" requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. Under previous GAAP guidance, any excess tax benefits were recognized in additional paid-in capital to offset current period and subsequent period tax deficiencies. The Company chose to early adopt ASU 2016-09 for which early adoption should be applied using the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which guidance was adopted. A tax benefit of $18 thousand and $108 thousand was recorded during the years ended December 31, 2019 and 2018, respectively, as a result of share awards vesting/exercised during the year.

The tax effects of temporary differences that resulted in the significant components of deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	For the year ended December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,662	$2,429
Start-up/pre-opening expenses	52	76
Stock options	117	108
Deferred loan fees	248	213
Unrealized gain - available-for-sale securities	—	466
Nonaccrued Interest	155	156
Accrued expenses	365	91
Other	378	232
Total gross deferred tax assets	3,977	3,771
Deferred tax liabilities:
Unrealized loss - available-for-sale securities	(955)	—
Depreciation	(808)	(559)
Prepaid expenses	(239)	(304)
Business combination adjustments	(369)	(521)
Partnership Investments	(366)	(306)
Other	—	(12)
Total gross deferred tax liabilities	(2,737)	(1,702)
Net deferred tax assets	$1,240	$2,069
Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2019 because it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.
There were no unrecognized tax benefits at December 31, 2019, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable. The Company did not record any interest and penalties for 2019, 2018 and 2017.
On December 22, 2017, the U.S government enacted the TCJA, a comprehensive tax legislation, which reduced the federal income tax rate for C corporations from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S corporate income tax rate from 35% to 21%, the Company recognized a $1.3 million tax expense in the consolidated statements of income for the year ended December 31, 2017 as a result of the TCJA, of which the expense recorded is primarily attributable to the remeasurement of net deferred tax assets.
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

NOTE 10—STOCK BASED COMPENSATION
On March 15, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Plan ("2018 Plan"). The 2018 Plan became effective upon shareholder approval at the annual shareholders meeting held on April 17, 2018. Under the 2018 Plan, the Company can grant incentive and non-qualified stock options, stock awards, stock appreciation rights, and other incentive awards to directors and employees of, and certain service providers to, the Company and its subsidiaries. Once the 2018 Plan became effective, no further awards could be granted from the 2007 Stock Option Plan ("Stock Option Plan") or the 2014 Equity Incentive Plan ("2014 Plan"). However, any outstanding equity awards granted under the Stock Option Plan or the 2014 Plan will remain subject to the terms of such plans until the time such awards are no longer outstanding.
The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the year ended December 31, 2019, the Company granted no stock options and issued 39,483 restricted stock awards under the 2018 Plan, resulting in 203,767 shares available for issuance as of December 31, 2019. During the year ended December 31, 2018, the Company granted 30,000 stock options under the Stock Option Plan, 30,271 restricted stock awards under the 2014 Plan, and 6,750 restricted stock awards under the 2018 Plan.
Stock Options
As of December 31, 2019, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized, but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the stock options granted during the year ended December 31, 2018 was determined using the weighted-average assumptions as of grant date shown below. There were no stock options granted during the years ended December 31, 2019 and December 31, 2017.

December 31, 2018
Risk free interest rate	2.83%
Expected term (years)	7.0
Expected volatility	0.04%
Weighted average fair value of options granted	$4.46
The summary of our stock option activity for the years ended December 31, 2019 and 2018 is as follows:

	2019			2018
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of year	376,768	$16.26	5.8	484,147	$13.96	4.7
Granted	—	—		30,000	24.80
Exercised	(21,550)	10.16		(127,494)	10.04
Forfeited	—	—		(9,885)	10.00
Options outstanding, end of year	355,218	16.63	5.0	376,768	16.26	5.8
Options exercisable	335,214	$16.14	4.8	317,263	$15.03	5.4
The aggregate intrinsic value was $3.0 million for both options outstanding and exercisable as of December 31, 2019. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2018 was $2.4 million and $2.3 million, respectively. As of December 31, 2019, there was $50 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 1.0 year.

The total intrinsic value and cash received from options exercised, including tax benefit, was $295 thousand and $232 thousand, for the year ended December 31, 2019, $1.8 million and $1.4 million, respectively, for the year ended December 31, 2018, and $755 thousand and $605 thousand, respectively, for the year ended December 31, 2017.
Share-based compensation expense charged against income was $54 thousand, $155 thousand and $165 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the year ended December 31, 2019 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2019	53,770	$24.14
Granted	39,483	23.80
Vested	(9,733)	21.69
Forfeited	(3,150)	23.99
Nonvested at December 31, 2019	80,370	$24.28
As of December 31, 2019, there was $899 thousand of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the year ended December 31, 2019 was $211 thousand compared to a fair value of $311 thousand for the year ended December 31, 2018.
Total expense for restricted stock awards totaled $659 thousand, $660 thousand and $448 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018, and 2017 there was $43 thousand, $14 thousand, and $13 thousand, respectively, of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
NOTE 11 - OTHER BENEFIT PLANS
401(k) Plan: The Company sponsors a 401(k) plan for substantially all employees. The plan is a "safe harbor" plan by statute and requires the Company to make a 3% non-elective contribution for each eligible employee. Contributions to the plan were approximately $690 thousand, $537 thousand and $460 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
Deferred Compensation Plan: The Company's deferred compensation plan that was established in 2015 covers all executive officers. Under the plan, the Company pays each participant, or his or her beneficiary, the amount of contributions deferred plus adjustments for deemed investment experience. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation was $261 thousand, $148 thousand and $149 thousand for the years ended December 31, 2019, 2018 and 2017, respectively, which resulted in a deferred compensation liability of $676 thousand, $415 thousand and $267 thousand as of December 31, 2019, 2018 and 2017, respectively.

NOTE 12 —OFF-BALANCE SHEET ACTIVITIES
In the normal course of business, the Company offers a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include outstanding commitments to extend credit, credit lines, commercial letters of credit and standby letters of credit. Commitments to extend credit are agreements to provide credit to a customer, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used and the total commitment amounts do not necessarily represent future cash flow requirements.
Standby letters of credit and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. These financial standby letters of credit irrevocably obligate the Company to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment.
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$16,276	$20,128	$8,608	$10,900
Unused lines of credit	28,723	288,086	18,672	229,490
Unused standby letters of credit and commercial letters of credit	4,895	—	3,861	232
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $16.3 million as of December 31, 2019, had interest rates ranging from 3.9% to 8.0% and maturities ranging from 3 years to 30 years.
NOTE 13—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of December 31, 2019, the Company and Bank met all capital adequacy requirements to which they were subject.
The Basel III rules require the Company to maintain a capital conservation buffer of common equity capital of greater than 2.5% above the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer was 2.5% at December 31, 2019 and 1.875% at December 31, 2018.
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
At December 31, 2019 and December 31, 2018, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	$157,659	11.72%	$60,533	4.50%	$94,163	7.00%
Bank	165,199	12.27%	60,568	4.50%	94,217	7.00%	$87,487	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$157,659	11.72%	$80,711	6.00%	$114,341	8.50%
Bank	165,199	12.27%	80,757	6.00%	114,406	8.50%	$107,676	8.00%
Total capital to risk-weighted assets:
Consolidated	$215,091	15.99%	$107,615	8.00%	$141,244	10.50%
Bank	178,191	13.24%	107,676	8.00%	141,325	10.50%	$134,595	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$157,659	10.41%	$60,580	4.00%	$60,580	4.00%
Bank	165,199	10.96%	60,276	4.00%	60,276	4.00%	$75,345	5.00%
December 31, 2018
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,008	11.82%	$54,803	4.50%	$77,699	6.38%
Bank	147,495	12.12%	54,780	4.50%	77,666	6.38%	$79,126	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$144,008	11.82%	$73,071	6.00%	$95,967	7.88%
Bank	147,495	12.12%	73,040	6.00%	95,926	7.88%	$97,386	8.00%
Total capital to risk-weighted assets:
Consolidated	$170,503	14.00%	$97,428	8.00%	$120,324	9.88%
Bank	159,100	13.07%	97,386	8.00%	120,272	9.88%	$121,733	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$144,008	10.21%	$56,411	4.00%	$56,411	4.00%
Bank	147,495	10.48%	56,309	4.00%	56,309	4.00%	$70,386	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5% and 1.875% applicable at December 31, 2019 and 2018, respectively.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2019, the Bank had the capacity to pay the Company a dividend of up to $37.2 million without the need to obtain prior regulatory approval.
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
Loans Measured at Fair Value:   During the normal course of business, loans originated with the initial intention to sell but not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment at fair value as the Company adopted the fair value option at origination. The fair value of these loans is determined by obtaining fair value pricing from a third-party software, and then layering an additional adjustment, ranging from 5 to 75 basis points, as determined by management, depending on the reason for the transfer from loans held for sale. Due to the adjustments made, the Company classifies the loans transferred from loans held for sale as recurring Level 3.
Mortgage Servicing Rights ("MSRs"): In accordance with GAAP, the Company must record impairment charges on mortgage servicing rights on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our MSRs is obtained from a third-party valuation company that uses a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, costs to service, contractual servicing fee income, ancillary income, late fees, replacement reserves and other economic factors that are determined based on current market conditions. The reliance on Level 3 inputs to derive at the fair value of MSRs results in a Level 3 classification.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Securities available for sale:
State and political subdivision	$93,747	$—	$93,747	$—
Mortgage-backed securities: residential	10,565	—	10,565	—
Mortgage-backed securities: commercial	8,779	—	8,779	—
Collateralized mortgage obligations: residential	8,529	—	8,529	—
Collateralized mortgage obligations: commercial	23,181	—	23,181	—
U.S. Treasury	1,999	—	1,999	—
SBA	21,984	—	21,984	—
Asset backed securities	10,084	—	10,084	—
Corporate bonds	2,037	—	2,037	—
Total securities available for sale	180,905	—	180,905	—
Loans held for sale	13,889	—	13,889	—
Loans measured at fair value:
Residential real estate	4,063	—	—	4,063
Derivative assets:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	34	—	34	—
Interest rate lock commitments	256	—	256	—
Total assets at fair value	$203,831	$—	$199,768	$4,063
Derivative liabilities:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	33	—	33	—
Total liabilities at fair value	$4,717	$—	$4,717	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Securities available for sale:
U.S. government sponsored entities and agencies	$2,397	$—	$2,397	$—
State and political subdivision	75,146	—	75,146	—
Mortgage-backed securities: residential	9,739	—	9,739	—
Mortgage-backed securities: commercial	12,382	—	12,382	—
Collateralized mortgage obligations: residential	18,671	—	18,671	—
Collateralized mortgage obligations: commercial	31,988	—	31,988	—
U.S. Treasury	20,481	—	20,481	—
SBA	15,688	—	15,688	—
Asset backed securities	3,842	—	3,842	—
Corporate bonds	13,924	—	13,924	—
Total securities available for sale	$204,258	$—	$204,258	$—
Loans held for sale	5,595	—	5,595	—
Loans measured at fair value:
Residential real estate	4,571	—	—	4,571
Derivative assets:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	22	—	22	—
Interest rate lock commitments	198	—	198	—
Total assets at fair value	$215,770	$—	$211,199	$4,571
Derivative liabilities:
Customer-initiated derivatives	1,126	—	1,126	—
Forward contracts related to mortgage loans to be delivered for sale	43	—	43	—
Total liabilities at fair value	$1,169	$—	$1,169	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the year ended December 31, 2019 or 2018.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Loans held for investment
For the year ended December 31, 2019
Beginning balance	$4,571
Transfers from loans held for sale	2,186
Gains (losses):
Recorded in "Mortgage banking activities"	126
Repayments	(2,820)
Ending balance	$4,063
For the year ended December 31, 2018
Beginning balance	$4,291
Transfers from loans held for sale	544
Gains (losses):
Recorded in "Mortgage banking activities"	(108)
Repayments	(156)
Ending balance	$4,571
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of December 31, 2019 or December 31, 2018.
As of December 31, 2019 and December 31, 2018, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Aggregate fair value	$13,889	$5,595
Contractual balance	13,510	5,512
Unrealized gain	379	83
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Change in fair value	$296	$1	$(172)

Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
December 31, 2019
Impaired loans:
Commercial real estate	$265	$265
Commercial and industrial	261	261
Mortgage servicing rights	87	87
Other real estate owned	921	921
Total	$1,534	$1,534
December 31, 2018
Impaired loans:
Commercial and industrial	$3,337	$3,337
Total	$3,337	$3,337
The Company recorded specific reserves of $161 thousand and $278 thousand to reduce the value of these loans at December 31, 2019 and December 31, 2018, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded chargeoffs of $298 thousand during the year ended December 31, 2019 related to the impaired loans at fair value. There were no charge-offs related to impaired loans at fair value during the year ended December 31, 2018.
There were no write downs recorded in other real estate owned during the year ended December 31, 2019. There were no other real estate owned assets at fair value at December 31, 2018.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at December 31, 2019 and December 31, 2018:

(Dollars in thousands)	Fair value at December 31, 2019	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Impaired loans	$526	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-50.00%
Mortgage servicing rights	87	Discounted cash flow	Prepayment speed	4.00-17.44%
			Discount rate	4.62-13.00%
Other real estate owned	921	Appraisal of property	Discounted appraisal value	18.00-36.00%

(Dollars in thousands)	Fair value at December 31, 2018	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Impaired loans	$3,337	Discounted appraisals	Collateral discounts	17.00-50.00%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at December 31, 2019 and December 31, 2018 are noted in the table below. The estimated fair value of loans as of December 31, 2019 takes into account exit pricing as a result of our adoption of ASU No. 2016-01.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Financial assets:
Cash and cash equivalents	$103,930	$19,990	$83,940	$—	$103,930
Federal Home Loan Bank stock	11,475	N/A	N/A	N/A	N/A
Net loans	1,214,935	—	—	1,203,639	1,203,639
Accrued interest receivable	4,403	—	1,236	3,167	4,403
Financial liabilities:
Deposits	1,135,428	—	1,138,202	—	1,138,202
Borrowings	212,225	—	212,125	—	212,125
Subordinated notes	44,440	—	47,100	—	47,100
Accrued interest payable	1,574	—	1,574	—	1,574
December 31, 2018
Financial assets:
Cash and cash equivalents	$33,296	$27,072	$6,224	$—	$33,296
Federal Home Loan Bank stock	8,325	N/A	N/A	N/A	N/A
Net loans	1,114,999	—	—	1,113,648	1,113,648
Accrued interest receivable	4,207	—	1,210	2,997	4,207
Financial liabilities:
Deposits	1,134,635	—	1,137,575	—	1,137,575
Borrowings	99,574	—	100,602	—	100,602
Subordinated notes	14,891	—	15,450	—	15,450
Accrued interest payable	1,674	—	1,674	—	1,674
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
(c)Loans
Fair value of loans, excluding loans held for sale, are estimated as follows: Fair values for all loans are estimated using present value of future estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously.
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

The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$103,941	$4,684	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	6,018	34	5,241	22
Interest rate lock commitments	25,519	256	18,375	198
Total derivatives included in other assets	$135,478	$4,974	$59,349	$1,346
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$103,941	$4,684	$35,733	$1,126
Forward contracts related to mortgage loans to be delivered for sale	20,633	33	11,195	43
Interest rate lock commitments	928	—	—	—
Total derivatives included in other liabilities	$125,502	$4,717	$46,928	$1,169
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

		For th year ended December 31,
(Dollars in thousands)	Location of Gain (Loss)	2019	2018	2017
Forward contracts related to mortgage loans to be delivered for sale	Mortgage Banking Activities	$(509)	$(69)	$(106)
Interest rate lock commitments	Mortgage Banking Activities	58	142	(28)
Total gain (loss) recognized in income		$(451)	$73	$(134)
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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
December 31, 2019
Offsetting derivative assets:
Customer initiated derivatives	$4,684	$—	$4,684	$—	$—	$4,684
Offsetting derivative liabilities:
Customer initiated derivatives	4,684	—	4,684	—	4,375	309
December 31, 2018
Offsetting derivative assets:
Customer initiated derivatives	$1,126	$—	$1,126	$—	$—	$1,126
Offsetting derivative liabilities:
Customer initiated derivatives	1,126	—	1,126	—	1,020	106
NOTE 16—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$35,210	$9,690
Investment in banking subsidiary	178,240	155,248
Investment in captive insurance subsidiary	1,668	1,622
Income tax benefit	520	393
Other assets	99	21
Total assets	$215,737	$166,974
Liabilities
Subordinated notes	$44,440	$14,891
Accrued expenses and other liabilities	594	323
Total liabilities	45,034	15,214
Shareholders' equity	170,703	151,760
Total liabilities and shareholders' equity	$215,737	$166,974

Statements of Income and Comprehensive Income—Parent Company

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Income
Dividend income from captive subsidiary	$860	$—	$—
Total income	860	—	—
Expenses
Interest on borrowed funds	$4	$—	$—
Interest on subordinated notes	1,074	1,015	1,015
Other expenses	1,196	715	1,222
Total expenses	2,274	1,730	2,237
Loss before income taxes and equity in undistributed net earnings of subsidiaries	(1,414)	(1,730)	(2,237)
Income tax benefit	427	425	686
Equity in undistributed earnings of subsidiaries	17,098	15,691	11,392
Net income	$16,111	$14,386	$9,841
Other comprehensive income (loss)	5,344	(801)	343
Total comprehensive income, net of tax	$21,455	$13,585	$10,184

Statements of Cash Flows—Parent Company

	For the year ended December
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$16,111	$14,386	$9,841
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(17,098)	(15,691)	(11,392)
Stock based compensation expense	74	314	329
(Increase) decrease in other assets, net	(205)	(45)	1,271
Increase (decrease) in other liabilities, net	257	(79)	215
Net cash provided by (used in) operating activities	(861)	(1,115)	264
Cash flows from investing activities
Capital contributions to captive subsidiary	—	—	(250)
Capital infusion to subsidiaries	—	(20,000)	—
Net cash used in investing activities	—	(20,000)	(250)
Cash flows from financing activities
Net proceeds from issuance of common stock related to initial public offering	—	29,030	—
Net proceeds from issuance of subordinated debt	29,487	—	—
Share buyback - redeemed stock	(2,165)	—	—
Common stock dividends paid	(1,160)	(662)	—
Proceeds from exercised stock options	219	1,279	605
Net cash provided by financing activities	26,381	29,647	605
Net increase in cash and cash equivalents	25,520	8,532	619
Beginning cash and cash equivalents	9,690	1,158	539
Ending cash and cash equivalents	$35,210	$9,690	$1,158

NOTE 17—EARNINGS PER SHARE
Beginning in the second quarter of 2019, the Company has elected to prospectively use the two-class method in calculating earnings per share due to the unvested restricted stock awards qualifying as participating securities. The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings.
Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Company's share-based compensation plans and restricted stock awards.
The calculation of basic and diluted earnings per share using the two-class method for the year ended December 31, 2019 was as follows:

(In thousands, except per share data)	For the year ended December 31, 2019
Net income	$16,111
Net income allocated to participating securities	159
Net income allocated to common shareholders (1)	$15,952
Weighted average common shares - issued	7,733
Average unvested restricted share awards	(78)
Weighted average common shares outstanding - basic	7,655
Effect of dilutive securities:
Weighted average common stock equivalents	115
Weighted average common shares outstanding - diluted	7,770
EPS available to common shareholders
Basic earnings per common share	$2.08
Diluted earnings per common share	$2.05
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
For the years ended December 31, 2018 and 2017, the basic and diluted earnings per share were calculated using the treasury stock method, as disclosed in the table below.

	For the year ended December 31,
(Dollars in thousands, except per share data)	2018	2017
Basic:
Net Income attributable to common shareholders	$14,386	$9,841
Weighted average common shares outstanding	7,376,507	6,388,328
Basic earnings per share	$1.95	$1.54
Diluted:
Net Income attributable to common shareholders	$14,386	$9,841
Weighted average common shares outstanding	7,376,507	6,388,328
Add: Dilutive effects of assumed exercises of stock options	147,411	221,668
Weighted average common and dilutive potential common shares outstanding	7,523,918	6,609,996
Diluted earnings per common share	$1.91	$1.49
Stock options for 30,000 shares and and 26,301 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2019 and 2018, respectively, because they were antidilutive. There were no antidilutive stock options for the year ended December 31, 2017.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present the unaudited quarterly financial data for the years ended December 31, 2019 and 2018:

	For the year ended December 31, 2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$17,442	$17,657	$17,983	$17,366
Interest expense	4,724	5,216	4,995	4,458
Net interest income	12,718	12,441	12,988	12,908
Provision (benefit) for loan losses	422	429	(16)	548
Net interest income after provision (benefit) for loan losses	12,296	12,012	13,004	12,360
Noninterest income	2,286	3,477	3,858	4,590
Noninterest expense	10,368	11,167	11,539	11,295
Income before income taxes	4,214	4,322	5,323	5,655
Income tax provision	747	767	914	975
Net income	$3,467	$3,555	$4,409	$4,680
Earnings per common share:
Basic	$0.45	$0.46	$0.57	$0.60
Diluted	0.44	0.45	0.56	0.60
Cash dividends declared per common share	0.04	0.04	0.04	0.04

	For the year ended December 31, 2018
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$14,774	$15,380	$16,629	$17,041
Interest expense	2,647	2,965	3,560	4,228
Net interest income	12,127	12,415	13,069	12,813
Provision (benefit) for loan losses	554	(710)	619	(51)
Net interest income after provision (benefit) for loan losses	11,573	13,125	12,450	12,864
Noninterest income	1,372	1,452	1,924	2,307
Noninterest expense	9,135	9,705	10,454	10,384
Income before income taxes	3,810	4,872	3,920	4,787
Income tax provision	642	860	665	836
Net income	$3,168	$4,012	$3,255	$3,951
Earnings per common share:
Basic	$0.48	$0.54	$0.42	$0.51
Diluted	0.47	0.53	0.41	0.50
Cash dividends declared per common share	0.03	0.03	0.03	0.03

NOTE 19—SUBSEQUENT EVENTS
Merger with Ann Arbor Bancorp, Inc.
On January 2, 2020, the Company completed its previously announced acquisition of Ann Arbor Bancorp, Inc. (“AAB”) and its wholly owned subsidiary, Ann Arbor State Bank. The transaction was completed pursuant to a merger of the Company’s wholly owned merger subsidiary with and into AAB, pursuant to the Agreement and Plan of Merger, dated as of August 12, 2019, among the Company, Merger Sub and AAB. The Company paid an aggregate consideration of approximately $67.9 million in cash.
Goodwill of $26.2 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The goodwill arising from the acquisition of AAB is not deductible for tax purposes.
The following table summarizes the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

(Dollars in thousands)
Cash and cash equivalents	$38,480
Investment securities	47,416
Federal Home Loan Bank stock	923
Loans	224,059
Premises and equipment	3,205
Core deposit intangibles	3,663
Other assets	7,352
Total assets acquired	325,098
Deposits	264,820
Federal Home Loan Bank advances	15,279
Other liabilities	3,251
Total liabilities assumed	283,350
Total identifiable net assets	41,748
Goodwill	26,196
Total cash consideration	$67,944
Loans acquired in the acquisition were initially recorded at fair value with no separate allowance for loan losses. The Company reviewed the loans at acquisition to determine which should be considered purchased credit impaired loans (i.e. loans accounted for under ASC 310-30) defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonaccrual loans at the acquisition date. Fair values for purchased loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of the loan and whether or not the loan was amortizing, and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. The Company accounts for purchased credit impaired loans in accordance with the provisions of ASC 310-30. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered credit impaired if there is evidence of credit deterioration at the date of purchase and if it is probable that not all contractually required payments will be collected. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is recognized on the acquired loans accounted for under ASC 310-30.

Purchased loans outside the scope of ASC 310-30 are accounted for under ASC 310-20. Premiums and discounts created when the loans were recorded at their fair values at acquisition are amortized over the remaining terms of the loans as an adjustment to the related loan's yield.

(Dollars in thousands)
Accounted for under ASC 310-30:
Contractual cash flows	$1,018
Contractual cash flows not expected to be collected (nonaccretable difference)	82
Expected cash flows	936
Interest component of expected cash flows (accretable yield)	35
Fair value at acquisition	901
Excluded from ASC 310-30 accounting:
Unpaid principal and interest balance	220,986
Fair value (discount)/premium	394
Fair value at acquisition	221,380

Total fair value at acquisition	$222,281

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Management’s annual report on internal control over financial reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.
Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our President and Chief Executive Officer and our Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.
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
Item 9B – Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

Information required by this item is set forth under the headings “Proposal 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 11 - Executive Compensation

Information required by this item is set forth under the headings "Executive Compensation," "Corporate Governance and the Board of Directors - Director Compensation," and "Corporate Governance and the Board of Directors - Compensation
Committee Interlocks and Insider Participation" appearing in the Company's Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2019. Additional information regarding stock incentive plans is presented in Note 10 to the consolidated financial statements included pursuant to Item 8 to this Form 10-K.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	335,214	$16.14	203,767
Equity compensation plans not approved by shareholders (2)	—	—	—
Total	335,214	$16.14	203,767

(1) Column (a) includes outstanding stock options granted from the Level One Bancorp, Inc. 2007 Stock Option Plan. Column (c) reflects the remaining share reserve under the Level One Bancorp, Inc. 2018 Equity Incentive Compensation Plan attributable to the initial 250,000 shares reserved for issuance.
(2) Reflects the Level One Bancorp, Inc. 2014 Equity Incentive Plan. As of December 31, 2019, there were no outstanding options, warrants or rights under the plan, and no additional awards may be granted under the plan.
Other information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 14 - Principal Accountant Fees and Services.
Information required by this item is set forth under the heading "Proposal 2 - Ratification of the Appointment of Plante & Moran, PLLC as our Independent Registered Public Accounting Firm" appearing in the Company's Proxy Statement for the

2020 annual meeting of shareholders to be filed with the SEC within 120 days after December 31, 2019, which is incorporated herein by reference.
PART IV
Item 15 - Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets –December 31, 2019 and 2018
Consolidated Statements of Income – Years Ended December 31, 2019, 2018, 2017
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2019, 2018, 2017
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2019, 2018, 2017
Consolidated Statements of Cash Flows – Years Ended December 31, 2019, 2018, 2017
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:
All schedules are omitted as such information is inapplicable or is included in the financial statements.
(3) Exhibits:
The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of August 12, 2019, among Level One Bancorp, Inc., AASB Acquisition, Inc. and Ann Arbor Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed August 14, 2019).†

3.1	Articles of Incorporation of Level One Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

3.2	Amended and Restated Bylaws of Level One Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

4.0	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 - filed herewith.

4.1	Form of common stock certificate of Level One Bancorp, Inc. (incorporated by reference to Exhibit 4.1 the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

4.2
Indenture, dated as of December 18, 2019, between Level One Bancorp, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed December 19, 2019).

4.3	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed December 19, 2019).

4.4
Form of Registration Rights Agreement, dated as of December 18, 2019, among Level One Bancorp, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed December 19, 2019).

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

10.17
Form of Level One Bank Supplemental Executive Retirement Plan Amendment by Level One Bank and acknowledged by each of Patrick J. Fehring, David C. Walker, Gregory A. Wernette, Timothy R. Mackay, Eva D. Scurlock and Melanie C. Barrett - filed herewith.

21.1	Subsidiaries of Level One Bancorp, Inc. (incorporated by reference to Exhibit 21.1 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

23.1	Consent of Plante & Moran, PLLC - filed herewith.

23.2	Consent of Crowe LLP - filed herewith.

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101
Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

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

Level One Bancorp, Inc.

Date: March 13, 2020	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: March 13, 2020	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. FEHRING	Director, President and Chief	March 13, 2020
Patrick J. Fehring	Executive Officer
(principal executive officer)

/s/ DAVID C. WALKER	Executive Vice President and	March 13, 2020
David C. Walker	Chief Financial Officer
(principal financial officer)

/s/ BARBARA A. FELTS	Controller	March 13, 2020
Barbara A. Felts	(principal accounting officer)

/s/ BARBARA E. ALLUSHUSKI	Director	March 13, 2020
Barbara E. Allushuski

/s/ VICTOR L. ANSARA	Director	March 13, 2020
Victor L. Ansara

/s/ JAMES L. BELLINSON	Director	March 13, 2020
James L. Bellinson

/s/ MICHAEL A. BRILLATI	Director	March 13, 2020
Michael A. Brillati

/s/ SHUKRI W. DAVID	Director	March 13, 2020
Shukri W. David

/s/ THOMAS A. FABBRI	Director	March 13, 2020
Thomas A. Fabbri

/s/ JACOB W. HAAS	Director	March 13, 2020
Jacob W. Haas

/s/ MARK J. HERMAN	Director	March 13, 2020
Mark J. Herman

/s/ STEVEN H. RIVERA	Director	March 13, 2020
Steven H. Rivera

/s/ STEFAN WANCZYK	Director	March 13, 2020
Stefan Wanczyk