Form 10-Q
period 2020-03-31
Level One Bancorp Inc
filed 2020-05-08
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of May 4, 2020, the number of shares outstanding of the registrant’s common stock, no par value, was 7,730,822 shares.

Level One Bancorp, Inc.

PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements
LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$104,867	$103,930
Securities available-for-sale	230,671	180,905
Federal Home Loan Bank stock	12,398	11,475
Mortgage loans held for sale, at fair value	18,305	13,889
Loans:
Originated loans	1,188,107	1,158,138
Acquired loans	278,300	69,471
Total loans	1,466,407	1,227,609
Less: Allowance for loan losses	(12,989)	(12,674)
Net loans	1,453,418	1,214,935
Premises and equipment, net	16,673	13,838
Goodwill	36,216	9,387
Other intangible assets, net	3,974	383
Other real estate owned	2,093	921
Bank-owned life insurance	17,848	12,167
Income tax benefit	630	1,217
Interest receivable and other assets	39,730	21,852
Total assets	$1,936,823	$1,584,899
Liabilities
Deposits:
Noninterest-bearing demand deposits	$410,152	$325,885
Interest-bearing demand deposits	105,197	62,586
Money market and savings deposits	401,238	313,885
Time deposits	554,021	433,072
Total deposits	1,470,608	1,135,428
Borrowings	211,787	212,225
Subordinated notes	44,447	44,440
Other liabilities	34,213	22,103
Total liabilities	1,761,055	1,414,196
Shareholders' equity
Common stock, no par value per share:
Authorized—20,000,000 shares
Issued and outstanding—7,730,822 shares at March 31, 2020 and 7,715,491 shares at December 31, 2019	88,910	89,345
Retained earnings	81,489	77,766
Accumulated other comprehensive income, net of tax	5,369	3,592
Total shareholders' equity	175,768	170,703
Total liabilities and shareholders' equity	$1,936,823	$1,584,899

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	For the three months ended March 31,
(In thousands, except per share data)	2020	2019
Interest income
Originated loans, including fees	$14,039	$13,894
Acquired loans, including fees	4,089	1,757
Securities:
Taxable	684	936
Tax-exempt	611	545
Federal funds sold and other	394	310
Total interest income	19,817	17,442
Interest Expense
Deposits	3,832	4,121
Borrowed funds	530	353
Subordinated notes	635	250
Total interest expense	4,997	4,724
Net interest income	14,820	12,718
Provision expense for loan losses	489	422
Net interest income after provision for loan losses	14,331	12,296
Noninterest income
Service charges on deposits	634	625
Net gain (loss) on sales of securities	529	(7)
Mortgage banking activities	2,588	1,120
Other charges and fees	939	548
Total noninterest income	4,690	2,286
Noninterest expense
Salary and employee benefits	8,630	6,913
Occupancy and equipment expense	1,528	1,204
Professional service fees	392	362
Acquisition and due diligence fees	1,471	—
Marketing expense	222	176
Data processing expense	847	68
Printing and supplies expense	136	595
Core deposit premium amortization	192	52
Other expense	1,144	998
Total noninterest expense	14,562	10,368
Income before income taxes	4,459	4,214
Income tax provision	349	747
Net income	$4,110	$3,467
Per common share data:
Basic earnings per common share	$0.53	$0.45
Diluted earnings per common share	$0.53	$0.44
Cash dividends declared per common share	$0.05	$0.04
Weighted average common shares outstanding—basic	7,637	7,752
Weighted average common shares outstanding—diluted	7,738	7,869
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Net income	$4,110	$3,467
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during the period	2,749	2,612
Reclassification adjustment for (gains) losses included in income	(529)	7
Tax effect(1)	(443)	(550)
Net unrealized gains (losses) on securities available-for-sale, net of tax	1,777	2,069
Total comprehensive income, net of tax	$5,887	$5,536
__________________________________________________________________________
(1) Includes $111 thousand and $(1) thousand of tax expense (benefit) related to reclassification adjustment for gains included in income for the three months ended March 31, 2020 and 2019, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (UNAUDITED)

(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 30, 2018	$90,621	$62,891	$(1,752)	$151,760
Net income	—	3,467	(1,752)	3,467
Other comprehensive income	—	—	—	2,069
Redeemed stock (46,626 shares)	(1,104)	—	2,069	(1,104)
Common stock dividends declared ($0.04 per share)	—	(309)	—	(309)
Exercise of stock options (12,300 shares)	125	—	—	125
Stock-based compensation expense, net of tax impact	11	—	—	11
Balance at March 31, 2019	$89,753	$66,049	$317	$156,119

Balance at December 31, 2019	$89,345	$77,766	$3,592	$170,703
Net income	—	4,110	—	4,110
Other comprehensive income	—	—	1,777	1,777
Redeemed stock (25,256 shares)	(620)	—	—	(620)
Common stock dividends declared ($0.05 per share)	—	(387)	—	(387)
Exercise of stock options (6,500 shares)	61	—	—	61
Stock-based compensation expense, net of tax impact	124	—	—	124
Balance at March 31, 2020	$88,910	$81,489	$5,369	$175,768
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$4,110	$3,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	413	327
Amortization of core deposit intangibles	192	52
Gain on mortgage servicing rights	(121)	—
Stock-based compensation expense	188	154
Provision expense for loan losses	489	422
Net securities premium amortization	502	397
Net (gain) loss on sales of securities	(529)	7
Originations of loans held for sale	(90,076)	(36,793)
Proceeds from sales of loans	88,516	29,137
Net gain on sales of loans	(2,282)	(1,200)
Accretion on acquired purchase credit impaired loans	(443)	(584)
Increase in cash surrender value of life insurance	(118)	(79)
Amortization of debt issuance costs	7	14
Net increase in accrued interest receivable and other assets	(14,059)	(2,457)
Net increase in accrued interest payable and other liabilities	6,853	629
Net cash used by operating activities	(6,358)	(6,507)
Cash flows from investing activities
Net increase in loans	(16,005)	(4,022)
Principal payments on securities available-for-sale	8,266	5,752
Purchases of securities available-for-sale	(35,950)	(32,153)
Additions to premises and equipment	(844)	(290)
Proceeds from:
Sale of securities available-for-sale	27,581	6,000
Net cash used in acquisition	(29,464)	—
Net cash used in investing activities	(46,416)	(24,713)
Cash flows from financing activities
Net increase in deposits	70,360	16,828
Change in short-term borrowings	(40,675)	(1,649)
Issuances of long-term FHLB advances	24,975	20,000
Change in secured borrowing	(17)	(18)
Share buyback - redeemed stock	(620)	(1,104)
Common stock dividends paid	(309)	(233)
Proceeds from exercised stock options	61	125
Payments related to tax-withholding for share based compensation awards	(64)	(43)
Net cash provided by financing activities	53,711	33,906
Net change in cash and cash equivalents	937	2,686
Beginning cash and cash equivalents	103,930	33,296
Ending cash and cash equivalents	$104,867	$35,982
Supplemental disclosure of cash flow information:
Interest paid	$4,511	$4,397
Taxes paid	40	360
Transfer from loans held for sale to loans held for investment	40	239
Transfer from loans to other real estate owned	1,172	373
Increase in assets and liabilities in acquisitions:
Assets acquired—Ann Arbor State Bank	$324,465	$—
Liabilities assumed—Ann Arbor State Bank	283,350	—
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the “Company,” “Level One,” “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. In addition to the Company headquarters, as of March 31, 2020, its wholly owned bank subsidiary, Level One Bank (the "Bank"), had 17 offices, including 11 banking centers (our full service branches) in Metro Detroit, one banking center in Grand Rapids, one banking center in Jackson, three banking centers in Ann Arbor and one mortgage loan production office in Ann Arbor.
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
Merger with Ann Arbor Bancorp, Inc.:
On January 2, 2020, the Company completed its previously announced acquisition of Ann Arbor Bancorp, Inc. (“AAB”) and its wholly owned subsidiary, Ann Arbor State Bank. The transaction was completed pursuant to a merger of the Company’s wholly owned merger subsidiary (“Merger Sub”) with and into AAB, pursuant to the Agreement and Plan of Merger, dated as of August 12, 2019, among the Company, Merger Sub and AAB. The Company paid aggregate consideration of approximately $67.9 million in cash. See "Note 2 - Business Combinations" for more information.
Basis of Presentation and Principles of Consolidation:
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2019, included in our Annual Form 10-K, filed with the SEC on March 13, 2020.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Hamilton Court, after elimination of significant intercompany transactions and accounts.
Use of Estimates:
To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore, future results could differ. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for community bank leverage ratio, and temporary relief for community banks related to troubled debt restructurings. Actual results may differ from those estimates.
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
Debit card interchange fees - We collect interchange fee income when debit cards that we have issued to our customers are used in merchant transactions. Our performance obligation is satisfied and revenue is recognized at the point we initiate the payment of funds from a customer’s account to a merchant account.
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
The guidance is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and is to be applied under an optional transition method. The Company is planning to adopt this new guidance within the time frame noted above. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements but does not expect that the adoption will have a material impact. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption.
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
The guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements, current systems and processes. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Company is planning to adopt this new guidance within the time frame noted above.

NOTE 2—BUSINESS COMBINATIONS
On January 2, 2020, the Company completed its previously announced acquisition of Ann Arbor Bancorp, Inc. and its wholly owned subsidiary, Ann Arbor State Bank. The Company paid an aggregate consideration of approximately $67.9 million in cash.
AAB's results of operations were included in the Company’s results beginning January 2, 2020. Acquisition-related costs of $1.5 million are included in the Company’s income statement for the quarter ended March 31, 2020.
Goodwill of $26.8 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The goodwill arising from the acquisition of AAB is not deductible for tax purposes.
The following table summarizes the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

(Dollars in thousands)
Consideration paid:
Cash	$67,944
Fair value of assets acquired:
Cash and cash equivalents	38,480
Investment securities	47,416
Federal Home Loan Bank stock	923
Loans held for sale	1,703
Loans held for investment	222,356
Premises and equipment	2,404
Core deposit intangibles	3,663
Other assets	7,520
Total assets acquired	324,465
Fair value of liabilities assumed:
Deposits	264,820
Federal Home Loan Bank advances	15,279
Other liabilities	3,251
Total liabilities assumed	283,350
Total identifiable net assets	41,115
Goodwill recognized in the acquisition	$26,829
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

(Dollars in thousands)
Accounted for under ASC 310-30:
Contractual cash flows	$1,018
Contractual cash flows not expected to be collected (nonaccretable difference)	82
Expected cash flows	936
Interest component of expected cash flows (accretable yield)	35
Fair value at acquisition	901
Accounted for under ASC 310-20:
Unpaid principal and interest balance	221,061
Fair value premium	394
Fair value at acquisition	221,455
Total fair value at acquisition	$222,356

The pro forma table below presents information as if the acquisition had occurred on January 1, 2019. The pro forma information includes adjustments to give the effects to any changes in interest income due to the accretion (amortization) of the discount (premium) associated with the fair value adjustments to acquired loans, any changes in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt, amortization of core deposit intangibles that would have resulted had the deposits been acquired as of January 1, 2019, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date. Due diligence, professional fees, and other expenses related to the merger were incurred by the Company and AAB during the three months ended March 31, 2020, but the pro forma condensed combined statement of income is not adjusted to exclude these costs.

	Three months ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Net interest income	$14,865	$15,185
Noninterest income	4,690	2,678
Noninterest expense	14,579	12,099
Net income	4,123	4,066
Net income per diluted share	0.53	0.52

NOTE 3—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
U.S. government sponsored entities & agencies	$9,624	$151	$—	$9,775
State and political subdivision	122,446	5,699	(465)	127,680
Mortgage-backed securities: residential	10,047	247	—	10,294
Mortgage-backed securities: commercial	8,527	607	(1)	9,133
Collateralized mortgage obligations: residential	7,929	171	(44)	8,056
Collateralized mortgage obligations: commercial	28,960	1,107	(6)	30,061
U.S. Treasury	1,000	10	—	1,010
SBA	20,609	80	(127)	20,562
Asset backed securities	10,394	—	(781)	9,613
Corporate bonds	4,483	27	(23)	4,487
Total available-for-sale	$224,019	$8,099	$(1,447)	$230,671
December 31, 2019
State and political subdivision	89,304	4,463	(20)	93,747
Mortgage-backed securities: residential	10,609	82	(126)	10,565
Mortgage-backed securities: commercial	8,567	224	(12)	8,779
Collateralized mortgage obligations: residential	8,541	39	(51)	8,529
Collateralized mortgage obligations: commercial	22,891	300	(10)	23,181
U.S. Treasury	1,976	23	—	1,999
SBA	22,051	87	(154)	21,984
Asset backed securities	10,390	—	(306)	10,084
Corporate bonds	2,030	20	(13)	2,037
Total available-for-sale	$176,359	$5,238	$(692)	$180,905
The proceeds from sales of securities and the associated gains and losses for the periods below are as follows:

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Proceeds	$27,581	$6,000
Gross gains	538	64
Gross losses	(9)	(71)

The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$8,114	$8,129
One to five years	32,389	33,124
Five to ten years	49,829	51,617
Beyond ten years	133,687	137,801
Total	$224,019	$230,671
Securities pledged at March 31, 2020 and December 31, 2019 had a carrying amount of $52.0 million and $27.3 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of March 31, 2020, the Bank held 72 tax-exempt state and local municipal securities totaling $52.7 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at March 31, 2020 and December 31, 2019 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
March 31, 2020
Available-for-sale
State and political subdivision	$15,489	$(465)	$—	$—	$15,489	$(465)
Mortgage-backed securities: commercial	—	—	427	(1)	427	(1)
Collateralized mortgage obligations: residential	—	—	2,708	(44)	2,708	(44)
Collateralized mortgage obligations: commercial	871	(6)	—	—	871	(6)
SBA	3,846	(11)	10,467	(116)	14,313	(127)
Asset backed securities	3,396	(168)	6,217	(613)	9,613	(781)
Corporate bonds	1,499	(23)	—	—	1,499	(23)
Total available-for-sale	$25,101	$(673)	$19,819	$(774)	$44,920	$(1,447)
December 31, 2019
Available-for-sale
State and political subdivision	$5,109	$(20)	$305	$—	$5,414	$(20)
Mortgage-backed securities: residential	4,022	(39)	3,982	(87)	8,004	(126)
Mortgage-backed securities: commercial	1,769	(11)	430	(1)	2,199	(12)
Collateralized mortgage obligations: residential	770	(1)	4,631	(50)	5,401	(51)
Collateralized mortgage obligations: commercial	—	—	1,716	(10)	1,716	(10)
SBA	3,961	(13)	12,405	(141)	16,366	(154)
Asset backed securities	8,220	(232)	1,864	(74)	10,084	(306)
Corporate bonds	489	(13)	—	—	489	(13)
Total available-for-sale	$24,340	$(329)	$25,333	$(363)	$49,673	$(692)
As of March 31, 2020, the Company's investment portfolio consisted of 321 securities, 81 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.
NOTE 4—LOANS
The following table presents the recorded investment in loans at March 31, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
March 31, 2020
Commercial real estate	$578,960	$149,950	$728,910
Commercial and industrial	398,875	70,352	469,227
Residential real estate	209,426	53,468	262,894
Consumer	846	4,530	5,376
Total	$1,188,107	$278,300	$1,466,407
December 31, 2019
Commercial real estate	$551,565	$53,081	$604,646
Commercial and industrial	403,922	6,306	410,228
Residential real estate	201,787	10,052	211,839
Consumer	864	32	896
Total	$1,158,138	$69,471	$1,227,609
At March 31, 2020 and December 31, 2019, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $18.3 million and $13.9 million, respectively. During the three months ended March 31, 2020 and 2019, the Company sold residential real estate loans with proceeds totaling $88.5 million and $29.1 million, respectively.
Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued and other real estate owned obtained through foreclosure and other repossessed assets. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments are no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded in pools at their net realizable value based on the principal and interest the Company expects to collect on these loans. There were $2.1 million and $1.2 million in commitments to lend additional funds to borrowers whose loans were classified as nonaccrual as of March 31, 2020 and December 31, 2019, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans:
Commercial real estate	$3,721	$4,832
Commercial and industrial	9,364	11,112
Residential real estate	2,124	2,569
Consumer	15	16
Total nonaccrual loans	15,224	18,529
Other real estate owned	2,093	921
Total nonperforming assets	$17,317	$19,450
Loans 90 days or more past due and still accruing	$437	$157
At March 31, 2020 and December 31, 2019, all of the loans 90 days or more past due and still accruing were PCI loans.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
March 31, 2020
Commercial real estate	$726,231	$1,557	$293	$829	$728,910
Commercial and industrial	467,608	306	201	1,112	469,227
Residential real estate	256,486	4,071	868	1,469	262,894
Consumer	5,350	23	3	—	5,376
Total	$1,455,675	$5,957	$1,365	$3,410	$1,466,407
December 31, 2019
Commercial real estate	$597,892	$3,630	$1,286	$1,838	$604,646
Commercial and industrial	407,692	377	1,275	884	410,228
Residential real estate	206,002	3,286	1,429	1,122	211,839
Consumer	892	4	—	—	896
Total	$1,212,478	$7,297	$3,990	$3,844	$1,227,609
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans	$15,224	$18,529
Performing troubled debt restructurings:
Commercial and industrial	541	547
Residential real estate	599	359
Total performing troubled debt restructurings	1,140	906
Total impaired loans, excluding purchase credit impaired loans	$16,364	$19,435
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
As a result of the COVID-19 pandemic, the Company is currently working with borrowers to provide short-term payment modifications. Any short-term modifications made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not considered TDRs based on Interagency guidance. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. The Company’s modification programs are designed to provide temporary relief for current borrowers affected by COVID-19 pandemic. The Company has presumed that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

As of March 31, 2020 and December 31, 2019, the Company had a recorded investment in troubled debt restructurings of $3.7 million and $3.9 million, respectively. The Company allocated a specific reserve of $221 thousand for those loans at March 31, 2020 and a specific reserve of $384 thousand for those loans at December 31, 2019. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of March 31, 2020, there were $2.6 million of nonperforming TDRs and $1.1 million of performing TDRs included in impaired loans. As of December 31, 2019, there were $906 thousand of nonperforming TDRs and $3.0 million of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified as TDRs during the three months ended March 31, 2019 by type of concession granted. There were no loans modified as TDRs during the three months ended March 31, 2020. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
For the three months ended March 31, 2019
Commercial and industrial	$—	$—	$335	1	$335	$—	$158
Total	$—	$—	$335	1	$335	$—	$158
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified as TDRs during the twelve months ended March 31, 2020 and 2019 for which there was a subsequent payment default, including the recorded investment as of the period end. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended March 31, 2020
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial and industrial	1	$—	$12
Total	1	$—	$12

	For the three months ended March 31, 2019
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Residential real estate	1	$115	$5
Total	1	$115	$5
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2020
Commercial real estate	$715,292	$9,828	$2,932	$858	$728,910
Commercial and industrial	441,179	11,995	15,197	856	469,227
Total	$1,156,471	$21,823	$18,129	$1,714	$1,198,137
December 31, 2019
Commercial real estate	$591,419	$8,325	$4,042	$860	$604,646
Commercial and industrial	383,756	8,967	16,527	978	410,228
Total	$975,175	$17,292	$20,569	$1,838	$1,014,874
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2020
Residential real estate	$260,770	$2,124	$262,894
Consumer	5,361	15	5,376
Total	$266,131	$2,139	$268,270
December 31, 2019
Residential real estate	$209,270	$2,569	$211,839
Consumer	880	16	896
Total	$210,150	$2,585	$212,735
Purchased Credit Impaired Loans:
As part of the Company's previous five acquisitions, the Company acquired purchase credit impaired ("PCI") loans for which there was evidence of credit quality deterioration since origination, and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The total balance of all PCI loans from these acquisitions was as follows:

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
March 31, 2020
Commercial real estate	$6,558	$2,990
Commercial and industrial	1,348	779
Residential real estate	4,192	2,969
Total PCI loans	$12,098	$6,738
December 31, 2019
Commercial real estate	$6,597	$2,884
Commercial and industrial	556	135
Residential real estate	4,215	2,954
Total PCI loans	$11,368	$5,973
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Accretable yield at beginning of period	$9,141	$10,947
Additions due to acquisitions	35	—
Accretion of income	(443)	(584)
Accretable yield at end of period	$8,733	$10,363
"Additions due to acquisitions" represents the accretable yield added as a result of the AAB acquisition. "Accretion of income" represents the income earned on these loans for the year.
NOTE 5—ALLOWANCE FOR LOAN LOSSES
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of March 31, 2020, the Company had six PCI loan pools and 16 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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
Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
March 31, 2020
Individually evaluated impaired loans:
Commercial real estate	$3,721	$—	$3,721	$4,014	$—
Commercial and industrial	9,279	624	9,903	10,437	318
Residential real estate	1,192	188	1,380	1,529	22
Total	$14,192	$812	$15,004	$15,980	$340
December 31, 2019
Individually evaluated impaired loans:
Commercial real estate	$4,832	$—	$4,832	$5,156	$—
Commercial and industrial	10,739	913	11,652	12,521	363
Residential real estate	1,197	189	1,386	1,570	22
Total	$16,768	$1,102	$17,870	$19,247	$385

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended March 31, 2020
Individually evaluated impaired loans:
Commercial real estate	$4,015	$—	$—
Commercial and industrial	10,998	11	18
Residential real estate	1,383	9	—
Total	$16,396	$20	$18
For the three months ended March 31, 2019
Individually evaluated impaired loans:
Commercial real estate	$5,467	$—	$173
Commercial and industrial	10,868	9	224
Residential real estate	2,746	7	—
Total	$19,081	$16	$397

Activity in the allowance for loan losses and the allocation of the allowance for loans was as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended March 31, 2020
Allowance for loan losses:
Beginning balance	$5,773	$5,515	$1,384	$2	$12,674
Provision for loan losses	350	87	23	29	489
Gross chargeoffs	—	(187)	—	(31)	(218)
Recoveries	—	8	34	2	44
Net (chargeoffs) recoveries	—	(179)	34	(29)	(174)
Ending allowance for loan losses	$6,123	$5,423	$1,441	$2	$12,989
For the three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$5,227	$5,174	$1,164	$1	$11,566
Provision (benefit) for loan losses	(46)	477	(15)	6	422
Gross chargeoffs	—	(95)	—	(6)	(101)
Recoveries	—	50	21	2	73
Net (chargeoffs) recoveries	—	(45)	21	(4)	(28)
Ending allowance for loan losses	$5,181	$5,606	$1,170	$3	$11,960

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
March 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$—	$318	$22	$—	$340
Collectively evaluated for impairment	5,417	5,076	1,396	2	11,891
Acquired with deteriorated credit quality	706	29	23	—	758
Ending allowance for loan losses	$6,123	$5,423	$1,441	$2	$12,989
Balance of loans:
Individually evaluated for impairment	$3,721	$9,903	$1,380	$—	$15,004
Collectively evaluated for impairment	722,199	458,545	258,545	5,376	1,444,665
Acquired with deteriorated credit quality	2,990	779	2,969	—	6,738
Total loans	$728,910	$469,227	$262,894	$5,376	$1,466,407
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$—	$363	$22	$—	$385
Collectively evaluated for impairment	5,062	5,124	1,339	2	11,527
Acquired with deteriorated credit quality	711	28	23	—	762
Ending allowance for loan losses	$5,773	$5,515	$1,384	$2	$12,674
Balance of loans:
Individually evaluated for impairment	$4,832	$11,652	$1,386	$—	$17,870
Collectively evaluated for impairment	596,930	398,441	207,499	896	1,203,766
Acquired with deteriorated credit quality	$2,884	135	2,954	—	5,973
Total loans	$604,646	$410,228	$211,839	$896	$1,227,609

NOTE 6—PREMISES AND EQUIPMENT
Premises and equipment were as follows at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Land	$3,514	$2,254
Buildings	10,625	9,825
Leasehold improvements	3,341	2,714
Furniture, fixtures and equipment	7,095	6,539
Total premises and equipment	$24,575	$21,332
Less: Accumulated depreciation	7,902	7,494
Net premises and equipment	$16,673	$13,838
Depreciation expense was $413 thousand and $327 thousand for the three months ended March 31, 2020 and 2019, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $461 thousand and $297 thousand for the three months ended March 31, 2020 and 2019, respectively,
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill of $4.6 million, $4.8 million, and $26.8 million, respectively. Total goodwill was $36.2 million at March 31, 2020 and $9.4 million at December 31, 2019.
Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired.  Impairment exists when the carrying value of goodwill exceeds its fair value. The Company's most recent annual goodwill impairment review as of October 1, 2019 did not indicate that an impairment existed. However, in accordance with ASC 350, the Company reviewed the requirements of interim impairment testing based on the current economic conditions resulting from the COVID-19 pandemic. As a result, the Company concluded to perform a qualitative analysis as of March 31, 2020 which indicated no impairment as of March 31, 2020.
Acquired Intangible Assets:    The Company has recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Gross carrying amount	$5,708	$2,045
Accumulated amortization	(1,936)	(1,744)
Net Intangible	$3,772	$301
Amortization expense for the CDIs was $192 thousand and $52 thousand for the three months ended March 31, 2020 and 2019, respectively.
Mortgage Servicing Rights ("MSRs"): The Company has recorded MSRs for loans that are sold with servicing retained. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization or estimated fair value. MSRs are amortized in proportion to and over the period of estimated net servicing income. The Company serviced residential mortgage loans for others with unpaid principal balances of approximately $21.9 million and $9.0 million, as of March 31, 2020 and December 31, 2019, respectively.

Changes in our mortgage servicing rights were as follows for the three months ended March 31, 2020. The Company had no mortgage servicing rights for the three months ended March 31, 2019:

(Dollars in thousands)	March 31, 2020
Mortgage servicing rights:
Balance, beginning of period	$76
Originated servicing	142
Amortization	(5)
Balance, end of period	213
Valuation allowance:
Balance, beginning of period	—
Additions	17
Balance, end of period	17
Mortgage servicing rights, net	$196
Fair value:
At beginning of period	$87
At end of period	196
NOTE 8 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
FHLB Advances	$25,000	0.29%	$60,000	1.61%
Securities sold under agreements to repurchase	176	0.30	851	0.30
Federal funds purchased	—	—	5,000	1.90
Total short-term borrowings	25,176	0.29	65,851	1.62
Long-term debt:
Secured borrowing due in 2022	1,357	1.00	1,374	1.00
FHLB advances due in 2022 to 2029(2)	185,254	1.10	145,000	1.06
Subordinated notes due in 2025 and 2029(3)	44,447	5.29	44,440	5.29
Total long-term debt	231,058	1.91	190,814	2.04
Total short-term and long-term borrowings	$256,234	1.75%	$256,665	1.93%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At March 31, 2020, the long-term FHLB advances consisted of 0.42% - 2.93% fixed rate notes and can be called through 2024 without penalty by the issuer. The March 31, 2020 balance includes FHLB advances of $185.0 million and purchase accounting premiums of $254 thousand.
(3) The March 31, 2020 balance includes subordinated notes of $45.0 million and debt issuance costs of $553 thousand. The December 31, 2019 balance includes subordinated notes of $45.0 million and debt issuance costs of $560 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The $210.3 million of short-term and long-term FHLB advances as of March 31, 2020 were secured by a blanket lien on $514.1 million of real estate-related loans. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $52.4 million from the FHLB at March 31, 2020. In addition, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.0 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of March 31, 2020 and $5.0 million outstanding federal funds purchased as of December 31, 2019.
At March 31, 2020, the Company had $176 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $1.5 million at March 31, 2020.
The Company had a secured borrowing of $1.4 million as of March 31, 2020 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
As of March 31, 2020, the Company had $45.0 million outstanding subordinated notes and $553 thousand of debt issuance costs. The debt issuance costs are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
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
A reconciliation of expected income tax expense using the federal statutory rate of 21% as of March 31, 2020 and 2019 and actual income tax expense is as follows:

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Income tax expense based on federal corporate tax rate	$936	$885
Changes resulting from:
Tax-exempt income	(150)	(121)
Net operating loss carryback due to CARES Act	(290)	—
Disqualified dispositions from stock options	(175)	—
Other, net	28	(17)
Income tax expense	$349	$747

In March 2020, the United States government approved the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), allowing companies to carryback net operating losses generated in 2018-2020 for five years to periods in which the tax rate was higher. Ann Arbor State Bank had a net operating loss ("NOL") of approximately $2.2 million generated on its 2020 short tax return which resulted in an increase in value of the NOL (which is part of the deferred tax assets) and therefore a $290 thousand tax benefit to be recognized during the first quarter of 2020. Additionally, disqualified dispositions of Ann Arbor State Bank’s stock options generated a $175 thousand tax benefit.

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
The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the three months ended March 31, 2020 and 2019, the Company issued 38,170 and 35,633 restricted stock awards, respectively, under the 2018 Plan. There were 165,597 shares available for issuance as of March 31, 2020.
Stock Options
As of March 31, 2020, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized, but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.. There were no stock options granted during the three months ended March 31, 2020 or March 31, 2019.
The summary of our stock option activity for the three months ended March 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of period	355,218	$16.63	5.0
Exercised	(6,500)	9.46
Options outstanding, end of period	348,718	16.76	4.8
Options exercisable	338,716	$16.52	4.7
The aggregate intrinsic value was $904 thousand for both options outstanding and exercisable as of March 31, 2020. As of March 31, 2020, there was $39 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 0.88 year.
Share-based compensation expense charged against income was $11 thousand and $20 thousand for the three months ended March 31, 2020 and 2019, respectively.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the three months ended March 31, 2020 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	80,370	$24.28
Granted	38,170	24.90
Vested	(19,850)	23.10
Forfeited	(1,400)	24.46
Nonvested at March 31, 2020	97,290	$24.76
As of March 31, 2020, there was $1.6 million of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 2.24 years. The total fair value of shares vested during the three months ended March 31, 2020 was $459 thousand.

Total expense for restricted stock awards totaled $177 thousand and $134 thousand for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, there was $64 thousand and $43 thousand, respectively, of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
NOTE 11 —OFF-BALANCE SHEET ACTIVITIES
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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment. We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At March 31, 2020, the allowance for off-balance sheet risk was $380 thousand, compared to $318 thousand at December 31, 2019, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$26,088	$12,778	$16,276	$20,128
Unused lines of credit	37,051	348,460	28,723	288,086
Unused standby letters of credit and commercial letters of credit	4,327	2,028	4,895	—
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $26.1 million as of March 31, 2020, had interest rates ranging from 2.8% to 9.0% and maturities ranging from 8 months to 30 years.
NOTE 12—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2020, the Company and Bank met all capital adequacy requirements to which they were subject.
The Basel III rules require the Company to maintain a capital conservation buffer of common equity capital of greater than 2.5% above the minimum risk-weighted assets ratios, which is the fully phased-in amount of the capital conservation buffer. The capital conservation buffer was 2.5% at March 31, 2020 and December 31, 2019.
The failure to maintain a capital conservation buffer greater than 2.5% will result in restrictions on capital distributions (including dividends and repurchases of stock) and discretionary bonus payments to executive officers, unless prior regulatory approval is obtained. If a banking institution’s conservation buffer is less than or equal to 0.625%, the banking institution may not make any capital distributions or discretionary bonus payments to executive officers. If the conservation buffer is greater than 0.625% but less than or equal to 1.25%, capital distributions and discretionary bonus payments are limited to 20% of net income for the four calendar quarters preceding the current calendar quarter (net of any capital distributions made during those four quarters), or “eligible retained income.” If the conservation buffer is greater than 1.25% but less than or equal to 1.875%, the limit is 40% of eligible retained income, and if the conservation buffer is greater than 1.875% but less than or equal to 2.5%, the limit is 60% of eligible retained income.

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
At March 31, 2020 and December 31, 2019, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category. As of March 31, 2020, the Company did not maintain a full 2.5% capital conservation buffer with respect to its Tier 1 capital to risk-weighted assets ratio above the 2.5% level. As of March 31, 2020, the Company’s capital conservation buffer was 2.1%.
Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	$130,442	8.10%	$72,503	4.50%	$112,782	7.00%
Bank	171,033	10.62%	72,481	4.50%	112,749	7.00%	$104,695	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$130,442	8.10%	$96,670	6.00%	$136,950	8.50%
Bank	171,033	10.62%	96,642	6.00%	136,909	8.50%	$128,856	8.00%
Total capital to risk-weighted assets:
Consolidated	$188,258	11.68%	$128,894	8.00%	$169,173	10.50%
Bank	184,402	11.45%	128,856	8.00%	169,123	10.50%	$161,070	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$130,442	7.08%	$73,669	4.00%	$73,669	4.00%
Bank	171,033	9.33%	73,356	4.00%	73,356	4.00%	$91,695	5.00%
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	$157,659	11.72%	$60,533	4.50%	$94,163	7.00%
Bank	165,199	12.27%	60,568	4.50%	94,217	7.00%	$87,487	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$157,659	11.72%	$80,711	6.00%	$114,341	8.50%
Bank	165,199	12.27%	80,757	6.00%	114,406	8.50%	$107,676	8.00%
Total capital to risk-weighted assets:
Consolidated	$215,091	15.99%	$107,615	8.00%	$141,244	10.50%
Bank	178,191	13.24%	107,676	8.00%	141,325	10.50%	$134,595	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$157,659	10.41%	$60,580	4.00%	$60,580	4.00%
Bank	165,199	10.96%	60,276	4.00%	60,276	4.00%	$75,345	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5%.

Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2020, the Bank had the capacity to pay the Company a dividend of up to $34.1 million without the need to obtain prior regulatory approval.
NOTE 13—FAIR VALUE
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities:   Securities available for sale are recorded at fair value on a recurring basis as follows: the fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where pricing on similar securities is not available, a third party is engaged to calculate the fair value using the Municipal Market Data curve (Level 3).
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Securities available for sale:
U.S. government sponsored entities and agencies	$9,775	$—	$9,775	$—
State and political subdivision	127,680	—	125,870	1,810
Mortgage-backed securities: residential	10,294	—	10,294	—
Mortgage-backed securities: commercial	9,133	—	9,133	—
Collateralized mortgage obligations: residential	8,056	—	8,056	—
Collateralized mortgage obligations: commercial	30,061	—	30,061	—
U.S. Treasury	1,010	—	1,010	—
SBA	20,562	—	20,562	—
Asset backed securities	9,613	—	9,613	—
Corporate bonds	4,487	—	4,487	—
Total securities available for sale	230,671	—	228,861	1,810
Loans held for sale	18,305	—	18,305	—
Loans measured at fair value:
Residential real estate	3,712	—	—	3,712
Derivative assets:
Customer-initiated derivatives	13,551	—	13,551	—
Forward contracts related to mortgage loans to be delivered for sale	5	—	5	—
Interest rate lock commitments	1,783	—	1,783	—
Total assets at fair value	$268,027	$—	$262,505	$5,522
Derivative liabilities:
Customer-initiated derivatives	13,551	—	13,551	—
Forward contracts related to mortgage loans to be delivered for sale	1,566	—	1,566	—
Total liabilities at fair value	$15,117	$—	$15,117	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Securities available for sale:
State and political subdivision	$93,747	$—	$93,747	$—
Mortgage-backed securities: residential	10,565	—	10,565	—
Mortgage-backed securities: commercial	8,779	—	8,779	—
Collateralized mortgage obligations: residential	8,529	—	8,529	—
Collateralized mortgage obligations: commercial	23,181	—	23,181	—
U.S. Treasury	1,999	—	1,999	—
SBA	21,984	—	21,984	—
Asset backed securities	10,084	—	10,084	—
Corporate bonds	2,037	—	2,037	—
Total securities available for sale	$180,905	$—	$180,905	$—
Loans held for sale	13,889	—	13,889	—
Loans measured at fair value:
Residential real estate	4,063	—	—	4,063
Derivative assets:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	34	—	34	—
Interest rate lock commitments	256	—	256	—
Total assets at fair value	$203,831	$—	$199,768	$4,063
Derivative liabilities:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	33	—	33	—
Total liabilities at fair value	$4,717	$—	$4,717	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the three months ended March 31, 2020 or year ended December 31, 2019.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Loans held for investment
For the three months ended March 31, 2020
Beginning balance	$4,063
Transfers from loans held for sale	40
Gains (losses):
Recorded in "Mortgage banking activities"	(7)
Repayments	(384)
Ending balance	$3,712
For the three months ended March 31, 2019
Beginning balance	$4,571
Transfers from loans held for sale	239
Gains (losses):
Recorded in "Mortgage banking activities"	88
Repayments	(248)
Ending balance	$4,650
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of March 31, 2020 or December 31, 2019.
As of March 31, 2020 and December 31, 2019, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Aggregate fair value	$18,305	$13,889
Contractual balance	17,587	13,510
Unrealized gain	718	379
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for three months ended March 31, 2020 and 2019 were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Change in fair value	$339	$83

Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
March 31, 2020
Impaired loans:
Commercial and industrial	$1,139	$1,139
Mortgage servicing rights	196	196
Other real estate owned	2,093	2,093
Total	$3,428	$3,428
December 31, 2019
Impaired loans:
Commercial real estate	$265	$265
Commercial and industrial	261	261
Mortgage servicing rights	87	87
Other real estate owned	921	921
Total	$1,534	$1,534
The Company recorded specific reserves of $317 thousand and $161 thousand to reduce the value of these loans at March 31, 2020 and December 31, 2019, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded chargeoffs of $108 thousand during the three months ended March 31, 2020 related to the impaired loans at fair value. There were chargeoffs of $298 thousand related to impaired loans at fair value during the year ended December 31, 2019.
The Company recorded a valuation allowance of $17 thousand related to mortgage servicing rights during the three months ended March 31, 2020. There was no valuation allowance recorded during the year ended December 31, 2019. There were no write downs recorded in other real estate owned during the three months ended March 31, 2020 or the year ended December 31, 2019.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Fair value at March 31, 2020	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Impaired loans	$1,139	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-80.00%
Mortgage servicing rights	196	Discounted cash flow	Prepayment speed	15.34%
			Discount rate	8.25%
Other real estate owned	2,093	Appraisal of property	Discounted appraisal value	18.00-41.00%

(Dollars in thousands)	Fair value at December 31, 2019	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range
Impaired loans	$526	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-50.00%
Mortgage servicing rights	87	Discounted cash flow	Prepayment speed	13.42%
			Discount rate	8.50%
Other real estate owned	921	Appraisal of property	Discounted appraisal value	18.00-36.00%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at March 31, 2020 and December 31, 2019 are noted in the table below. The estimated fair value of loans as of March 31, 2020 takes into account exit pricing as a result of our adoption of ASU No. 2016-01.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2020
Financial assets:
Cash and cash equivalents	$104,867	$22,775	$82,092	$—	$104,867
Federal Home Loan Bank stock	12,398	N/A	N/A	N/A	N/A
Net loans	1,453,418	—	—	1,498,580	1,498,580
Accrued interest receivable	6,019	—	2,027	3,992	6,019
Financial liabilities:
Deposits	1,470,608	—	1,490,547	—	1,490,547
Borrowings	211,787	—	216,964	—	216,964
Subordinated notes	44,447	—	40,950	—	40,950
Accrued interest payable	2,061	—	2,061	—	2,061
December 31, 2019
Financial assets:
Cash and cash equivalents	$103,930	$19,990	$83,940	$—	$103,930
Federal Home Loan Bank stock	11,475	N/A	N/A	N/A	N/A
Net loans	1,214,935	—	—	1,203,639	1,203,639
Accrued interest receivable	4,403	—	1,236	3,167	4,403
Financial liabilities:
Deposits	1,135,428	—	1,138,202	—	1,138,202
Borrowings	212,225	—	212,125	—	212,125
Subordinated notes	44,440	—	47,100	—	47,100
Accrued interest payable	1,574	—	1,574	—	1,574
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
NOTE 14—DERIVATIVES
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

The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$122,703	$13,551	$103,941	$4,684
Forward contracts related to mortgage loans to be delivered for sale	2,000	5	6,018	34
Interest rate lock commitments	83,596	1,783	25,519	256
Total derivatives included in other assets	$208,299	$15,339	$135,478	$4,974
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$122,703	$13,551	$103,941	$4,684
Forward contracts related to mortgage loans to be delivered for sale	74,686	1,566	20,633	33
Interest rate lock commitments	—	—	928	—
Total derivatives included in other liabilities	$197,389	$15,117	$125,502	$4,717
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

		Three months ended March 31,
(Dollars in thousands)	Location of Gain (Loss)	2020	2019
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking activities	$(1,958)	$(174)
Interest rate lock commitments	Mortgage banking activities	1,527	122
Total loss recognized in income		$(431)	$(52)
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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
March 31, 2020
Offsetting derivative assets:
Customer initiated derivatives	$13,551	—	$13,551	—	—	$13,551
Offsetting derivative liabilities:
Customer initiated derivatives	$13,551	—	$13,551	—	$13,793	$(242)
December 31, 2019
Offsetting derivative assets:
Customer initiated derivatives	$4,684	—	$4,684	—	—	$4,684
Offsetting derivative liabilities:
Customer initiated derivatives	$4,684	—	$4,684	—	$4,375	$309
NOTE 15—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$2,391	$35,210
Investment in banking subsidiary	216,357	178,240
Investment in captive insurance subsidiary	1,950	1,668
Income tax benefit	638	520
Other assets	118	99
Total assets	$221,454	$215,737
Liabilities
Subordinated notes	$44,447	$44,440
Accrued expenses and other liabilities	1,239	594
Total liabilities	45,686	45,034
Shareholders' equity	175,768	170,703
Total liabilities and shareholders' equity	$221,454	$215,737

Statements of Income and Comprehensive Income—Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Income
Dividend income from bank subsidiary	$36,500	$—
Total income	36,500	—
Expenses
Interest on borrowed funds	$11	$—
Interest on subordinated notes	636	250
Other expenses	437	200
Total expenses	1,084	450
Income (loss) before income taxes and equity in (overdistributed) undistributed net earnings of subsidiaries	35,416	(450)
Income tax benefit	127	52
Equity in (overdistributed) undistributed earnings of subsidiaries	(31,433)	3,865
Net income	$4,110	$3,467
Other comprehensive income	1,777	2,069
Total comprehensive income, net of tax	$5,887	$5,536
Statements of Cash Flows—Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$4,110	$3,467
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	31,433	(3,865)
Stock based compensation expense	13	11
(Increase) decrease in other assets, net	(137)	203
Increase (decrease) in other liabilities, net	574	(230)
Net cash provided by (used in) operating activities	35,993	(414)
Cash flows from investing activities
Cash used in acquisitions	(67,944)	—
Net cash used in investing activities	(67,944)	—
Cash flows from financing activities
Share buyback - redeemed stock	(620)	(1,104)
Common stock dividends paid	(309)	—
Proceeds from exercised stock options	61	125
Net cash used in financing activities	(868)	(979)
Net decrease in cash and cash equivalents	(32,819)	(1,393)
Beginning cash and cash equivalents	35,210	9,690
Ending cash and cash equivalents	$2,391	$8,297

NOTE 16—EARNINGS PER SHARE
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
The calculation of basic and diluted earnings per share using the two-class method for the period noted below was as follows:

(In thousands, except per share data)	For the three months ended March 31, 2020
Net income	$4,110
Net income allocated to participating securities	47
Net income allocated to common shareholders (1)	$4,063
Weighted average common shares - issued	7,726
Average unvested restricted share awards	(89)
Weighted average common shares outstanding - basic	7,637
Effect of dilutive securities:
Weighted average common stock equivalents	101
Weighted average common shares outstanding - diluted	7,738
EPS available to common shareholders
Basic earnings per common share	$0.53
Diluted earnings per common share	$0.53
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
For the three months ended March 31, 2019, the basic and diluted earnings per share were calculated using the treasury stock method, as disclosed in the table below.

(In thousands, except per share data)	For the three months ended March 31, 2019
Basic:
Net income attributable to common shareholders	$3,467
Weighted average common shares outstanding	7,751,750
Basic earnings per share	$0.45
Diluted:
Net income attributable to common shareholders	$3,467
Weighted average common shares outstanding	7,751,750
Add: Dilutive effects of assumed exercises of stock options	117,431
Weighted average common and dilutive potential common shares outstanding	7,869,181
Diluted earnings per common share	$0.44
Stock options for 30,000 shares of common stock were not considered in computing diluted earnings per common share for both the three months ended March 31, 2020 and 2019, because they were antidilutive.

NOTE 17—SUBSEQUENT EVENTS
In March 2020, the Paycheck Protection Program ("PPP") was established by the CARES Act in response to the COVID-19 pandemic. Level One has taken comprehensive steps to provide loan payment deferrals and offer fee waivers, among other actions. Through May 5, 2020, we have helped our consumer and small business customers by deferring loan payments and waiving fees on $376.1 million of loans. In addition, our teams have worked to meet the high demand of PPP applications coming in. Through May 5, 2020, we had facilitated 1,884 or $411.4 million of PPP loans that were approved by the SBA.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition as of and for the three months March 31, 2020. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
The most critical of these significant accounting policies are set forth in "Note 1 – Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 13, 2020. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2019.
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

Since 2007, we have grown substantially through organic growth and a series of five acquisitions, all of which have been fully integrated into our operations. We have made significant investments over the last several years in hiring additional staff and upgrading technology and system security. In 2016, we opened our first branch in the Grand Rapids, Michigan market. In the third quarter of 2017, we opened our second location in Bloomfield Township located in Oakland County. In the third quarter of 2018, we doubled the size of our mortgage division with the addition of new mortgage officers and support staff.
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
Our results of operations for the first quarter of 2020 include the results of operations of AAB on and after January 2, 2020, including $1.5 million of acquisition fees. Results for periods before January 2, 2020 reflect only those of Level One and do not include the results of operations of AAB. See "Note 2 - Business Combinations" for more information. In addition, all identifiable assets, including the intangible assets that consisted of $26.8 million in goodwill and $3.7 million in core deposit intangibles, and liabilities of AAB as of the merger date have been recorded at their estimated fair value and added to those of Level One. As of March 31, 2020, the Company had total consolidated assets of $1.94 billion, total consolidated deposits of $1.47 billion and total consolidated shareholders' equity of $175.8 million.

Recent Developments
First Quarter Dividend. On March 18, 2020, the Company declared a first quarter 2020 cash dividend of $0.05 per share, payable on April 15, 2020. The first quarter cash dividend of $0.05 per share represents an increase of $0.01 per share, compared to $0.04 per share declared in the prior quarter.
Impact of COVID-19. The COVID-19 pandemic in the United States is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Michigan, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. In Michigan, the Governor issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities, which orders became effective during late March 2020. The stay-at-home order is currently effective through May 28, 2020. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. The Bank has been serving its customers through its drive-thrus, by appointment only for in-person services, and online and mobile banking tools.
Across the United States, as a result of stay-at-home orders, many states have experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. According to the U.S. Department of Labor, the insured unemployment rate in Michigan was 21.8% during the week ended April 25, 2020.
Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 - 0.25%.

•
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Refer to Note 4 - Loans for further discussion of the CARES Act and its impact on TDRs.

•
On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

•
On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (“MSNLF”), and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the restaurants and hospitality industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans. See “Part II-Item 1A. Risk Factors” for additional information regarding the effects and risks of COVID-19 to our business, financial condition and results of operations.
Level One's Response to COVID-19. Level One has taken comprehensive steps to help our customers, employees and communities during the current COVID-19 health crisis. For our customers, we have provided loan payment deferrals and offered fee waivers, among other actions. Through May 5, 2020, we have helped our consumer and small business customers by deferring loan payments and waiving fees on $376.1 million of loans. In addition, our teams have worked diligently and tirelessly to meet the high demand of PPP applications coming in. Through May 5, 2020, we had facilitated 1,884 or $411.4 million of PPP loans that were approved by the SBA.
For our employees, we have enabled the vast majority of our main office team members to work remotely each day. We have also taken significant actions to help ensure the safety of our employees whose roles require them to come into the office. To support our communities, we have made charitable donations, including one to a local health system, in order to help support the frontline workers impacted by COVID-19. We will continue to evaluate this fluid situation and take additional actions as necessary.
Level One also recognizes that the industries feeling the most immediate impact of COVID-19 are the hospitality and food service industries. As of March 31, 2020, Level One had less than 0.5% and 4% of loan concentrations in the hospitality and food service industries, respectively.

Selected Financial Data - Unaudited

	As of and for the three months ended
(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019	March 31, 2019
Earnings Summary
Interest income	$19,817	$17,366	$17,442
Interest expense	4,997	4,458	4,724
Net interest income	14,820	12,908	12,718
Provision expense for loan losses	489	548	422
Noninterest income	4,690	4,590	2,286
Noninterest expense	14,562	11,295	10,368
Income before income taxes	4,459	5,655	4,214
Income tax provision	349	975	747
Net income	4,110	4,680	3,467
Net income allocated to participating securities (1)	47	50	—
Net income attributable to common shareholders (1)	$4,063	$4,630	$3,467
Per Share Data
Basic earnings per common share	$0.53	$0.60	$0.45
Diluted earnings per common share	0.53	0.60	0.44
Book value per common share	22.74	22.13	20.15
Tangible book value per share (2)	17.54	20.86	18.88
Shares outstanding (in thousands)	7,731	7,715	7,749
Average basic common shares (in thousands)	7,637	7,632	7,752
Average diluted common shares (in thousands)	7,738	7,747	7,869
Selected Period End Balances
Total assets	$1,936,823	$1,584,899	$1,456,552
Securities available-for-sale	230,671	180,905	226,874
Total loans	1,466,407	1,227,609	1,131,097
Total deposits	1,470,608	1,135,428	1,151,463
Total liabilities	1,761,055	1,414,196	1,300,433
Total shareholders' equity	175,768	170,703	156,119
Tangible shareholders' equity (2)	135,578	160,940	146,337
Performance and Capital Ratios
Return on average assets	0.87%	1.23%	0.96%
Return on average equity	9.40	10.98	8.99
Net interest margin (fully taxable equivalent) (3)	3.42	3.56	3.76
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	74.64	64.55	69.10
Dividend payout ratio	7.52	6.60	6.72
Total shareholders' equity to total assets	9.08	10.77	10.72
Tangible equity to tangible assets (2)	7.15	10.22	10.11
Common equity tier 1 to risk-weighted assets	8.10	11.77	11.78
Tier 1 capital to risk-weighted assets	8.10	11.77	11.78
Total capital to risk-weighted assets	11.68	16.05	13.95
Tier 1 capital to average assets (leverage ratio)	7.08	10.41	10.19
Asset Quality Ratios:
Net charge-offs to average loans	0.05%	0.06%	0.01%
Nonperforming assets as a percentage of total assets	0.89	1.23	1.17
Nonaccrual loans as a percent of total loans	1.04	1.51	1.47
Allowance for loan losses as a percentage of period-end loans	0.89	1.03	1.06
Allowance for loan losses as a percentage of nonaccrual loans	85.32	68.40	71.85
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	80.34	64.29	66.33
(1) Amounts presented are used in the two-class earnings per common share calculation. This method was adopted by the Company in second quarter of 2019.
(2) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below.
(3) Presented on a tax equivalent basis using a 21% tax rate.

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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

	As of and for the three months ended
(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019	March 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders' equity	$175,768	$170,703	$156,119
Less:
Goodwill	36,216	9,387	9,387
Other intangible assets, net	3,974	376	395
Tangible shareholders' equity	$135,578	$160,940	$146,337

Shares outstanding (in thousands)	7,731	7,715	7,749
Tangible book value per share	$17.54	$20.86	$18.88

Total assets	$1,936,823	$1,584,899	$1,456,552
Less:
Goodwill	36,216	9,387	9,387
Other intangible assets, net	3,974	376	395
Tangible assets	$1,896,633	$1,575,136	$1,446,770

Tangible equity to tangible assets	7.15%	10.22%	10.11%

Net income, as reported	$4,110	$4,680	$3,467
Acquisition and due diligence fees	1,471	220	—
Income tax benefit (1)	(295)	(26)	—
Net income, excluding acquisition and due diligence fees	$5,286	$4,874	$3,467

Diluted earnings per share, as reported	$0.53	$0.60	$0.44
Effect of acquisition and due diligence fees, net of income tax benefit	0.15	0.03	—
Diluted earnings per common share, excluding acquisition and due diligence fees	$0.68	$0.63	$0.44

(1) Assumes income tax rate of 21% on deductible acquisition expenses.

Results of Operations
Net Income
We had net income of $4.1 million, or $0.53 per diluted common share, for the three months ended March 31, 2020, compared to $3.5 million, or $0.44 per diluted common share, for the three months ended March 31, 2019. The increase of $643 thousand in net income primarily reflected increases of $2.4 million in noninterest income, $2.1 million in net interest income and a decrease of $398 thousand in income tax provision. These increases were partially offset by $4.2 million of higher noninterest expense. The first quarter 2020 earnings were impacted by the acquisition of Ann Arbor State Bank.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings).
Net interest income was $14.8 million and $12.7 million for the three months ended March 31, 2020 and 2019, respectively. The three months ended March 31, 2020 included a $2.4 million increase in interest income as well as a $273 thousand increase in interest expense, compared to the same period in 2019. The increase in interest income was primarily driven by increases of $2.5 million in interest and fees on loans. The increase in interest and fees on loans for the three months ended March 31, 2020 compared to 2019, was mainly driven by an increase of $254.8 million in the average balance of loans primarily as a result of the acquisition of Ann Arbor State Bank. The increase in interest expense was primarily driven by an increase of $385 thousand interest expense on subordinated notes and $177 thousand interest expense on borrowed funds, partially offset by a decrease of $289 thousand in interest expense on deposits. The increase in interest expense on subordinated notes was primarily due to the issuance of $30.0 million of subordinated debt in the fourth quarter of 2019. The decrease in deposit interest expense during the three months ended March 31, 2020 compared to 2019 was primarily due to lower interest paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds interest rate of 150 basis points during first quarter 2020 and 75 basis points in the second half of 2019.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the three months ended March 31, 2020 was 3.42%, compared to 3.76% for the same period in 2019. The decrease of 34 basis points in the net interest margin year over year was primarily a result of lower average loan yield. Average loan yield decreased to 5.00% for the first quarter of 2020, compared to 5.64% for the first quarter of 2019, primarily due to the target federal funds interest rate dropping 150 basis points in March 2020 as a result of the COVID-19 pandemic and decreasing 75 basis points in the second half of 2019. As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin will decrease in future periods.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended March 31, 2020 and 2019, the average yield on total loans was 5.00% and 5.64%, respectively. The yield on total loans was impacted by 8 basis points and 17 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended March 31, 2020 and 2019, benefited by 10 basis points and 14 basis points, respectively, as a result of the excess accretable yield. As of March 31, 2020 and December 31, 2019, our remaining accretable yield was $8.7 million and $9.1 million, respectively, and our nonaccretable difference was $4.0 million and $3.9 million, respectively.

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
Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,458,897	$18,128	5.00%	$1,125,213	$15,651	5.64%
Investment securities(4):
Taxable	117,835	684	2.33	141,282	936	2.69
Tax-exempt	93,858	611	3.18	80,760	545	3.17
Interest-earning cash balances	77,475	256	1.33	28,076	176	2.54
Federal Home Loan Bank stock	12,387	138	4.48	8,325	134	6.53
Total interest-earning assets	$1,760,452	$19,817	4.56%	$1,383,656	$17,442	5.14%
Non-earning assets:
Cash and due from banks	24,785			24,794
Premises and equipment	16,498			13,289
Goodwill	35,921			9,387
Other intangible assets, net	3,968			425
Bank-owned life insurance	17,710			11,893
Allowance for loan losses	(12,726)			(11,563)
Other non-earning assets	35,079			11,841
Total assets	$1,881,687			$1,443,722
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$106,236	$124	0.47%	53,299	$48	0.37%
Money market and savings deposits	403,712	1,100	1.10	306,496	1,094	1.45
Time deposits	547,838	2,608	1.91	544,130	2,979	2.22
Borrowings	185,586	530	1.15	55,814	353	2.57
Subordinated notes	44,465	635	5.74	14,896	250	6.81
Total interest-bearing liabilities	$1,287,837	$4,997	1.56%	$974,635	$4,724	1.97%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	393,519			$300,680
Other liabilities	25,493			14,136
Shareholders' equity	174,838			154,271
Total liabilities and shareholders' equity	$1,881,687			$1,443,722
Net interest income		$14,820			$12,718
Interest spread			3.00%			3.17%
Net interest margin(5)			3.39			3.73
Tax equivalent effect			0.03			0.03
Net interest margin on a fully tax equivalent basis			3.42%			3.76%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $130 thousand and $87 thousand on tax-exempt securities for the three months ended March 31, 2020 and 2019, respectively, using the federal corporate tax rate of 21%.
(3) Includes nonaccrual loans
(4) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The table below presents the effect of volume and rate changes on interest income and expense for the periods indicated. Changes in volume are changes in the average balance multiplied by the previous period's average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate. The average rate for tax-exempt securities is reported on a fully taxable equivalent basis.

	For the three months ended March 31, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(1,782)	$4,259	$2,477
Investment securities:
Taxable	(108)	(144)	(252)
Tax-exempt	(36)	102	66
Interest-earning cash balances	(113)	193	80
FHLB Stock	4	—	4
Total interest income	(2,035)	4,410	2,375
Interest-bearing liabilities
Interest-bearing demand deposits	18	58	76
Money market and savings deposits	(294)	300	6
Time deposits	(391)	20	(371)
Borrowings	(277)	454	177
Subordinated debt	(40)	425	385
Total interest expense	(984)	1,257	273
Change in net interest income	$(1,051)	$3,153	$(2,102)

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of March 31, 2020, and December 31, 2019, our remaining accretable yield was $8.7 million and $9.1 million, and our nonaccretable difference was $4.0 million and $3.9 million, respectively.
The provision for loan losses was a provision expense of $489 thousand for the three months ended March 31, 2020 compared to a $422 thousand provision expense for the same period in 2019. The increase in the provision for loan losses was primarily due to a $200 thousand increase in general reserves as a result of continued growth in our originated loan portfolio as well as an adjustment of the economic qualitative factors within the allowance for loan loss model as a result of the deterioration of macroeconomic factors in the first quarter of 2020 due to COVID-19. In addition, the Company had $145 thousand higher charge-offs during the first quarter of 2020 compared to the same period in 2019. The increase in provision was partially offset by a $275 thousand decrease in specific reserves on impaired loans.
The Company will continue to evaluate the impacts of COVID-19 and will take further action to appropriately increase the provision for loan losses should there be any indications of a decrease in the credit quality of our portfolio as a result of COVID-19. The Company will re-evaluate the appropriateness of the provision for loan losses in the second quarter of 2020 and in future quarters as needed.
Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Noninterest income
Service charges on deposits	$634	$625
Net gain (loss) on sales of securities	529	(7)
Mortgage banking activities	2,588	1,120
Other charges and fees	939	548
Total noninterest income	$4,690	$2,286
Noninterest income increased $2.4 million to $4.7 million for the three months ended March 31, 2020 compared to $2.3 million for the same period in 2019. The increase in noninterest income was primarily due to an increase in mortgage banking activities of $1.5 million, an increase in net gains on sales of securities of $536 thousand and an increase in interest rate swap fees of $181 thousand (included in "other charges and fees" in the table above). The increase in the mortgage banking activities income was mainly attributable to higher origination fee income and secondary market fees due to record volumes of mortgage loans originated and sold as a result of the lower interest rate environment in the first quarter of 2020. The increase in net gain on sales of securities was due to $31.3 million of sales of corporate bonds, mortgage backed securities, and collateralized mortgage obligations in an effort to reposition our investment portfolio. The increase in interest rate swap fees was due to increased volumes of customer-initiated derivatives.
Noninterest Expense
The following table presents noninterest expense for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Noninterest expense
Salary and employee benefits	$8,630	$6,913
Occupancy and equipment expense	1,528	1,204
Professional service fees	392	362
Acquisition and due diligence fees	1,471	—
Marketing expense	222	176
Data processing expense	847	595
Printing and supplies expense	136	68
Core deposit premium amortization	192	52
Other expense	1,144	998
Total noninterest expense	$14,562	$10,368
Noninterest expense increased $4.2 million to $14.6 million for the three months ended March 31, 2020, as compared to $10.4 million for the same period in 2019. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $1.7 million, acquisition and due diligence fees of $1.5 million, occupancy and equipment expense of $324 thousand, data processing expense of $252 thousand and core deposit premium amortization of $140 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $879 thousand in mortgage commissions expense as well as an increase of 17 full-time equivalent employees. The increase in acquisition and due diligence fees and core deposit premium amortization were related to the merger with Ann Arbor State Bank, which closed on January 2, 2020. Acquisition fees and due diligence fees were mainly related to contract terminations, core system conversion, and severance and retention payments. As a result of the acquisition, the Company recorded $3.7 million of core deposit premiums, leading to the increased amortization expense on core deposit intangibles during first quarter 2020. The increase in occupancy and equipment expenses were primarily attributable to increased building rent and other expenses related to the addition of three new branches acquired with Ann Arbor State Bank, as well as incremental increases in these expenses as a result of organic growth in the organization. The increase in data processing expense was primarily attributable to the retention and maintenance of Ann Arbor State Bank legacy systems during the first quarter of 2020 prior to system integration, in addition to the organic growth in the organization.
Income Taxes and Tax-Related Items
During the three months ended March 31, 2020, we recognized income tax expense of $349 thousand on $4.5 million of pre-tax income resulting in an effective tax rate of 7.8% compared to the same period in 2019, in which we recognized an income tax expense of $747 thousand on $4.2 million of pre-tax income, resulting in an effective tax rate of 17.7%.
The decrease in income tax provision compared to the prior year's quarter was primarily as a result of a $290 thousand tax benefit related to the Ann Arbor State Bank net operating loss (NOL) resulting from the CARES Act provision that allows for NOLs generated in 2018-2020 to be carried back five years. Additionally, disqualified dispositions of Ann Arbor State Bank’s stock options generated a $175 thousand tax benefit.
Refer to Note 9 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the three months ended March 31, 2020 and 2019.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Securities available-for-sale:
U.S. government sponsored entities and agencies	$9,775	$—
State and political subdivision	127,680	93,747
Mortgage-backed securities: residential	10,294	10,565
Mortgage-backed securities: commercial	9,133	8,779
Collateralized mortgage obligations: residential	8,056	8,529
Collateralized mortgage obligations: commercial	30,061	23,181
U.S. Treasury	1,010	1,999
SBA	20,562	21,984
Asset backed securities	9,613	10,084
Corporate bonds	4,487	2,037
Total securities available-for-sale	$230,671	$180,905
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At March 31, 2020, total investment securities were $230.7 million, or 11.9% of total assets, compared to $180.9 million, or 11.4% of total assets, at December 31, 2019. The $49.8 million increase in securities available-for-sale from December 31, 2019 to March 31, 2020, was primarily due to the acquisition of Ann Arbor State Bank, which contributed $47.4 million of investment securities as of January 2, 2020. In addition, we repositioned the investment portfolio through purchases of $36.0 million and sales of $31.3 million. Securities with a carrying value of $52.0 million and $27.3 million were pledged at March 31, 2020 and December 31, 2019, respectively, to secure borrowings, deposits and mortgage derivatives.
As of March 31, 2020, the Company held 72 tax-exempt state and local municipal securities totaling $52.7 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2020 and December 31, 2019. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	March 31, 2020
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$2,000	1.66%	$7,624	1.64%	$—	—%	$—	—%
State and political subdivision	2,219	2.18	8,771	2.16	27,985	2.73	83,471	3.18
Mortgage-backed securities: residential	—	—	131	0.91	132	2.08	9,784	2.77
Mortgage-backed securities: commercial	428	1.58	4,850	2.27	1,428	2.64	1,821	3.64
Collateralized mortgage obligations: residential	—	—	—	—	695	2.17	7,234	1.96
Collateralized mortgage obligations: commercial	—	—	8,997	2.90	11,659	2.40	8,304	2.43
U.S. Treasury	1,000	1.65	—	—	—	—	—	—
SBA	—	—	—	—	7,930	2.54	12,679	2.41
Asset backed securities	—	—	—	—	—	—	10,394	2.22
Corporate bonds	2,467	3.11	2,016	3.09	—	—	—	—
Total securities available-for-sale	$8,114	2.24%	$32,389	2.31%	$49,829	2.61%	$133,687	2.89%

	December 31, 2019
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
State and political subdivision	$1,375	2.25%	$3,747	2.24%	$18,566	2.95%	$65,616	3.38%
Mortgage-backed securities: residential	—	—	153	0.93	143	2.07	10,313	2.84
Mortgage-backed securities: commercial	431	0.99	4,874	2.27	1,435	2.65	1,827	3.64
Collateralized mortgage obligations: residential	—	—	—	—	727	2.15	7,814	2.11
Collateralized mortgage obligations: commercial	—	—	9,031	2.87	4,371	2.83	9,489	2.39
U.S. Treasury	—	—	1,976	2.06	—	—	—	—
SBA	—	—	—	—	8,706	2.59	13,345	2.49
Asset backed securities	—	—	—	—	—	—	10,390	2.59
Corporate bonds	1,006	2.44	1,024	4.43	—	—	—	—
Total securities available-for-sale	$2,812	2.13%	$20,805	2.60%	$33,948	2.81%	$118,794	3.01%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of March 31,	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial real estate:
Non-owner occupied	$450,694	$388,515	$367,671	$343,420	$322,354
Owner occupied	278,216	216,131	194,422	168,342	169,348
Total commercial real estate	728,910	604,646	562,093	511,762	491,702
Commercial and industrial	469,227	410,228	383,455	377,686	342,069
Residential real estate	262,894	211,839	180,018	144,439	118,730
Consumer	5,376	896	999	1,036	892
Total loans	$1,466,407	$1,227,609	$1,126,565	$1,034,923	$953,393
Total loans were $1.47 billion at March 31, 2020, an increase of $238.8 million from December 31, 2019. The growth in our loan portfolio compared to March 31, 2019 and December 31, 2019 was primarily due to the acquisition of Ann Arbor State Bank, which contributed $224.1 million of loans as of January 2, 2020. In addition, we saw $30.0 million of growth in our originated loan portfolio, partially offset by $15.3 million of runoff of acquired loans during first quarter 2020. Year over year, excluding the acquisition of Ann Arbor State Bank, we saw growth of $71.9 million and $37.0 million in our commercial and residential real estate loan portfolios, respectively. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of March 31, 2020, approximately 49.7% of our loans were commercial real estate, 32.0% were commercial and industrial, and 18.3% were residential real estate and consumer loans.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of Fannie Mae and Freddie Mac, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages, are sold to other financial institutions with which we have established a correspondent lending relationship. The Company established a direct relationship with Fannie Mae and began locking and selling loans to Fannie Mae with servicing retained during the third quarter of 2019. Refer to Note 7- Goodwill and Intangible Assets for further details on our mortgage servicing rights.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of March 31, 2020.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
March 31, 2020
Commercial real estate	$74,460	$458,960	$195,490	$728,910
Commercial and industrial	177,395	205,186	86,646	469,227
Residential real estate	11,336	9,374	242,184	262,894
Consumer	3,486	1,692	198	5,376
Total loans	$266,677	$675,212	$524,518	$1,466,407
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$562,990	$169,306
Floating interest rates		112,222	355,212
Total		$675,212	$524,518
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
Total classified and criticized loans as of March 31, 2020 compared to December 31, 2019 were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Classified loans:
Substandard	$18,129	$20,569
Doubtful	1,714	1,838
Total classified loans	$19,843	$22,407
Special mention	21,823	17,292
Total classified and criticized loans	$41,666	$39,699
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of March 31,	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans
Commercial real estate	$3,721	$4,832	$5,927	$2,257	$147
Commercial and industrial	9,364	11,112	9,605	9,024	13,389
Residential real estate	2,124	2,569	2,915	2,767	1,498
Consumer	15	16	—	—	—
Total nonaccrual loans(1)	15,224	18,529	18,447	14,048	15,034
Other real estate owned	2,093	921	—	652	258
Total nonperforming assets	17,317	19,450	18,447	14,700	15,292
Performing troubled debt restructurings
Commercial real estate	—	—	—	—	290
Commercial and industrial	541	547	568	961	1,018
Residential real estate	599	359	363	261	207
Total performing troubled debt restructurings	1,140	906	931	1,222	1,515
Total impaired assets, excluding ASC 310-30 loans	$18,457	$20,356	$19,378	$15,922	$16,807
Loans 90 days or more past due and still accruing	$437	$157	$243	$440	$377
______________________________________________________

(1)	Nonaccrual loans include nonperforming troubled debt restructurings of $2.6 million, $3.0 million, 5.0 million, $6.4 million, and $5.8 million at the respective dates indicated above.
During the three months ended March 31, 2020 and 2019, the Company recorded $38 thousand and $414 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.`
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $6.7 million, $6.0 million, $7.9 million, $9.7 million, and $11.6 million at the respective dates indicated in the table above. The increase in purchase credit impaired loans as of March 31, 2020 compared to December 31, 2019 was due to the acquisition of Ann Arbor State Bank.

Impaired assets decreased $2.1 million as of March 31, 2020 compared to December 31, 2019. The decrease in impaired assets was attributable to a decrease of $3.3 million in nonaccrual loans, partially offset by an increase of $1.2 million in other real estate owned. The decrease in nonaccrual loans was primarily due to the pay down of two large commercial loan relationships on nonaccrual status as well as moving one commercial loan relationship to other real estate owned.
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
The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$12,674	$11,566
Loan charge-offs:
Commercial and industrial	(187)	(95)
Consumer	(31)	(6)
Total loan charge-offs	(218)	(101)
Recoveries of loans previously charged-off:
Commercial and industrial	8	50
Residential real estate	34	21
Consumer	2	2
Total loan recoveries	44	73
Net charge-offs	(174)	(28)
Provision expense for loan losses	489	422
Balance at end of period	$12,989	$11,960
Allowance for loan losses as a percentage of period-end loans	0.89%	1.06%
Net charge-offs to average loans	0.05	0.01
Our allowance for loan losses was $13.0 million, or 0.89% of loans, at March 31, 2020 compared to $12.7 million, or 1.03% of loans, at December 31, 2019. The $315 thousand increase in the allowance for loan losses during the three months ended March 31, 2020 was primarily due to a $365 thousand increase in general reserves related to organic loan growth which includes a $230 thousand increase as a result of an adjustment of the economic qualitative factors within the allowance for loan loss model as a result of the deterioration of macroeconomic factors in the first quarter of 2020 due to COVID-19 pandemic.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
March 31, 2020
Balance at end of period applicable to:
Commercial real estate	$6,123	49.7%
Commercial and industrial	5,423	32.0
Residential real estate	1,441	17.9
Consumer	2	0.4
Total loans	$12,989	100.0%
December 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,773	49.2%
Commercial and industrial	5,515	33.4
Residential real estate	1,384	17.3
Consumer	2	0.1
Total loans	$12,674	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9
Residential real estate	1,030	12.5
Consumer	3	0.1
Total loans	$11,089	100.0%
Goodwill
The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill. Total goodwill was $36.2 million at March 31, 2020 and $9.4 million at December 31, 2019.
In its interim period goodwill impairment assessment, triggered by COVID-19, the Company documented that its net income (excluding acquisition expense) and earnings during the first quarter increased since the fourth quarter of 2019 largely due to the acquisition of AAB. First quarter earnings were also positively impacted by the significant increase in residential mortgage fee income driven by record levels of residential mortgage originations. Due to the increased demand for residential mortgages, mortgage banking income increased 24% since fourth quarter of 2019 and 131% since first quarter of 2019.
In addition to the increase in assets resulting from the acquisition of AAB, the Company experienced organic loan growth of $30.0 million compared to December 31, 2019. Furthermore, the credit quality of the Company's loan portfolio remained consistent quarter over quarter, with nonaccrual loans decreasing $3.3 million compared to December 31, 2019. In addition, the delinquency of our loan portfolio has improved with loans in the "30 days or more past due" classification decreasing $4.4 million compared to December 31, 2019.
The Company is also participating in the Paycheck Protection Program that was approved by the United States government which will result in additional future earnings. Return on assets and return on equity ratios remained strong, while the Company's stock price decreased 23% to $18.00 per share as of March 31, 2020, which is comparable to the stock price decreases our peers have also experienced as a result of the increased market volatility from the COVID-19 pandemic. Although the Company's market capitalization has declined sharply and is now lower than the book value, the Company believes that the goodwill is recoverable. In accordance with ASC 350, the Company concluded, quantitatively, that the reporting unit's fair value exceeded its carrying value as of March 31, 2020.
Deposits
Total deposits were $1.47 billion at March 31, 2020 and $1.14 billion at December 31, 2019, representing 83.5% and 80.3% of total liabilities, respectively. The increase in deposits of $335.2 million was comprised of increases of $126.9 million in demand deposits, $120.9 million in time deposits, and $87.4 million in money market and savings deposits. The increase in deposits was primarily attributable to $264.8 million of deposits acquired from Ann Arbor State Bank. In addition, during the first quarter of 2020, there was organic deposit growth of $99.2 million, partially offset by $28.8 million of deposit runoff.
Our average interest-bearing deposit costs were 1.46% and 1.85% for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the decrease in overnight market rates, as measured by the target federal funds interest rate. The target federal funds interest rate decreased 75 basis points during the second half of the year ended December 31, 2019 and decreased 150 basis points during the three months ended March 31, 2020.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At March 31, 2020 and December 31, 2019, the Company had approximately $82.2 million and $67.4 million of brokered deposits, respectively. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
Included in the brokered deposits total at December 31, 2019 was $514 thousand in Certificate of Deposit Account Registry Service ("CDARS") customer deposit accounts due to an early withdrawal from a CDARS customer deposit account in the first quarter of 2018 that was paid at maturity.
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
The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended March 31, 2020
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$393,519	27.1%	—%
Interest-bearing demand deposits	106,236	7.3	0.47
Money market and savings deposits	403,712	27.8	1.10
Time deposits	547,838	37.8	1.91
Total deposits	$1,451,305	100.0%	1.06%

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	March 31, 2020
Maturing in:
3 months or less	$—
3 months to 6 months	137,157
6 months to 1 year	106,136
1 year or greater	180,938
Total	$424,231

Borrowings
Total debt outstanding at March 31, 2020 was $256.2 million, a decrease of $431 thousand from $256.7 million at December 31, 2019. The decrease in total borrowings was primarily due to decreases of $35.0 million in short-term FHLB advances and $5.0 million in federal funds purchased, partially offset by an increase of $40.3 million in long-term FHLB advances, of which $15.0 million related to the AAB acquisition.
At March 31, 2020, FHLB advances were secured by a blanket lien on $514.1 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.5 million. At December 31, 2019, FHLB advances were secured by a blanket lien on $408.9 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.5 million.
As of March 31, 2020, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $553 thousand related to these subordinated notes. As of December 31, 2019, the Company had 45.0 million of subordinated notes outstanding and debt issuance costs of $560 thousand related to these subordinated notes.
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

Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Securities sold under agreements to repurchase
Average daily balance	$641	$533
Weighted-average rate during period	0.30%	0.30%
Amount outstanding at period end	$176	$585
Weighted-average rate at period end	0.30%	0.30%
Maximum month-end balance	$936	$682
FHLB Advances
Average daily balance	$8,736	$48,028
Weighted-average rate during period	1.59%	2.63%
Amount outstanding at period end	$25,000	$95,000
Weighted-average rate at period end	0.29%	2.64%
Maximum month-end balance	$25,000	$95,000
FHLB Line of Credit
Average daily balance	$203	$320
Weighted-average rate during period	1.14%	2.65%
Amount outstanding at period end	$—	$895
Weighted-average rate at period end	—%	2.84%
Maximum month-end balance	$—	$895
Federal funds purchased
Average daily balance	$560	$3,278
Weighted-average rate during period	1.84%	3.01%
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $5.1 million to $175.8 million at March 31, 2020 as compared to $170.7 million at December 31, 2019. The increase in shareholders' equity was primarily impacted by $4.1 million of net income generated during the three months ended March 31, 2020 as well as an increase of $1.8 million of other comprehensive income due to increases in net unrealized gains on available-for-sale securities, partially offset by $620 thousand of stock repurchased through the share buyback program and $387 thousand of dividends declared on our common stock during the three months ended March 31, 2020.

The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$170,703	$151,760
Net income	4,110	3,467
Other comprehensive income	1,777	2,069
Redeemed stock	(620)	(1,104)
Dividends declared	(387)	(309)
Exercise of stock options	61	125
Stock-based compensation expense	124	111
Balance at end of period	$175,768	$156,119
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
A capital conservation buffer, comprised of common equity tier 1 capital, is established above the regulatory minimum capital requirements, and financial institutions that maintain a capital conservation buffer greater than 2.5% are generally not subject to restrictions on dividends, share repurchases and discretionary bonus payments to executive officers under the Basel III Rule.  As of March 31, 2020, the Company and the Bank met the minimum capital requirements for capital adequacy purposes, but the Company did not maintain a capital conservation buffer with respect to its Tier 1 capital to risk-weighted assets ratio above the 2.5% level. As of March 31, 2020, the Company’s capital conservation buffer was 2.1%. Consequently, during the second quarter of 2020, the aggregate amount of dividends, stock repurchases, and discretionary bonus payments to executive officers by the Company is limited to 60% of the Company’s net income for the four calendar quarters ended March 31, 2020 (net of any capital distributions made during the four calendar quarters ended March 31, 2020), unless prior regulatory approval is obtained.
Level One’s capital ratios declined in the first quarter of 2020 as a result of the acquisition of Ann Arbor State Bank, which was funded with a combination of cash and $30.0 million of subordinated notes issued in December 2019. At March 31, 2020, the Company and the Bank met all the capital adequacy requirements to which they were subject.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
March 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	8.10%	4.50%	7.00%
Bank	10.62%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	8.10%	6.00%	8.50%
Bank	10.62%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	11.68%	8.00%	10.50%
Bank	11.45%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	7.08%	4.00%	4.00%
Bank	9.33%	4.00%	4.00%	5.00%
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	11.72%	4.50%	7.00%
Bank	12.27%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.72%	6.00%	8.50%
Bank	12.27%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	15.99%	8.00%	10.50%
Bank	13.24%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.41%	4.00%	4.00%
Bank	10.96%	4.00%	4.00%	5.00%
_______________________________________________________________________________

(1)	Reflects the capital conservation buffer of 2.5%.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at March 31, 2020 were $822.2 million, an increase of $215.0 million, from $607.2 million at December 31, 2019. The increase of $215.0 million was due to increases of $185.3 million in long-term FHLB advances, of which $15.0 million related to FHLB advances acquired from AAB, $69.1 million in time deposits, $29.6 million in subordinated notes net of debt issuance costs, and $4.1 million in operating lease obligations, partially offset by a decrease of $73.0 million in short-term borrowings.
The following tables present our contractual obligations as of March 31, 2020 and December 31, 2019.

	Contractual Maturities as of March 31, 2020
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,731	$3,147	$2,616	$4,484	$11,978
Short-term borrowings	25,176	—	—	—	25,176
Long-term borrowings	4,000	20,611	30,000	132,000	186,611
Subordinated notes	—	—	—	44,447	44,447
Time deposits	500,295	48,531	5,195	—	554,021
Total	$531,202	$72,289	$37,811	$180,931	$822,233

	Contractual Maturities as of December 31, 2019
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,160	$1,849	$1,628	$3,235	$7,872
Short-term borrowings	98,129	—	—	—	98,129
Long-term borrowings	—	—	1,445	—	1,445
Subordinated notes	—	—	—	14,891	14,891
Time deposits	408,408	74,055	2,409	—	484,872
Total	$507,697	$75,904	$5,482	$18,126	$607,209

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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At March 31, 2020, the allowance for off-balance sheet risk was $380 thousand, compared to $318 thousand at December 31, 2019, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$26,088	$12,778	$16,276	$20,128
Unused lines of credit	37,051	348,460	28,723	288,086
Unused standby letters of credit and commercial letters of credit	4,327	2,028	4,895	—
Of the total unused lines of credit of $385.5 million at March 31, 2020, $58.9 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
Level One expects to utilize the SBA PPP Lending Facility designed by the Treasury to finance and facilitate PPP lending. Management has taken recent steps to increase liquidity on the balance sheet and has expanded capacity for additional funding should there be a need. Furthermore, Level One continues to monitor its capital ratios regularly and will benefit from income from participation in the PPP, offset by potential stress from the weakening economy due to COVID-19.
At March 31, 2020, we had liquid assets of $283.6 million, compared to $257.5 million at December 31, 2019. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2020, we had $210.3 million of outstanding borrowings from the FHLB, and these advances were secured by a blanket lien on $514.1 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $52.4 million from the FHLB. Additionally, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with eight other banks, as well as $5.0 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $773.7 million, based on current policy limits at March 31, 2020. Management believed that as of March 31, 2020, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	March 31, 2020	December 31, 2019
Investment securities available-for-sale to total assets	11.91%	11.41%
Loans to total deposits	99.71	108.12
Interest-earning assets to total assets	93.16	95.58
Interest-bearing deposits to total deposits	72.11	71.30

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
Modeling assumptions were enhanced in the first quarter of 2020 to include a more robust modeling of decay rates for non-maturity deposits.  The assumption changes more accurately reflect the interest rate position of the Bank to increase in value for rising interest rate scenarios.  In addition, the lower rate environment in the quarter extended the expected average life on certain borrowings.
Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.
The estimated impact on our net interest income as of March 31, 2020 and December 31, 2019, assuming immediate parallel moves in interest rates is presented in the table below. The main driver of the changes noted between the two periods below is due to the adoption of ASU No. 2016-01 and the incorporation of exit pricing into the net interest income model as of March 31, 2020.

	March 31, 2020		December 31, 2019
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	(1.9)%	(5.6)%	5.8%	1.9%
+300 basis points	(0.4)	(2.6)	5.2	2.6
+200 basis points	0.9	(0.1)	4.2	2.7
+100 basis points	2.2	2.4	2.7	2.1
-100 basis points	(6.1)	(11.4)	(4.0)	(3.9)
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
The table below presents the change in our economic value of equity as of March 31, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates.

Change in rates	March 31, 2020	December 31, 2019
+400 basis points	—%	(39.4)%
+300 basis points	4.0	(28.4)
+200 basis points	7.0	(17.8)
+100 basis points	6.0	(8.1)
-100 basis points	(13.0)	6.6

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
Item 1A – Risk Factors
In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factors apply to the Company.

The Company and the Bank are subject to stringent capital and liquidity requirements.
As a result of the implementation of the Basel III Rule, we are required to meet increased capital requirements. In addition, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, greater than 2.5% above the regulatory minimum capital requirements face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained. Accordingly, if the Bank or the Company fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions by the Bank to the Company, or dividends or stock repurchases by the Company, may be prohibited or limited. As of March 31, 2020, the Company failed to maintain the capital conservation buffer with respect to its Tier 1 capital to risk-weighted assets ratio, and as a result, is subject to limitations on capital distributions (including dividends and repurchases of stock) and discretionary bonus payments to executive officers, unless prior regulatory approval is obtained.
Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us that could restrict our future growth or operations.
The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, or an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 pandemic on our business, and we believe that it will likely be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global population have created the threat of a recession, reduced economic activity and a significant correction in the global stock markets. We expect that we will likely experience significant disruption across our business due to these effects, leading to decreased earnings, significant slowdowns in our loan collections and loan defaults. In addition, it is possible that we may be required to record impairments to goodwill as a result of the effects of COVID-19 on our business.

COVID-19 pandemic may impact businesses’ and consumers’ desire and willingness to borrow money, which would negatively impact loan volumes. In addition, some of our borrowers are in or have exposure to the hospitality and restaurant industries and/or are located in areas that are quarantined or under stay-at-home orders, and the COVID-19 pandemic may also have an adverse effect on our commercial real estate and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

The Company believes that the economic impact from COVID-19 pandemic could be severe and could have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
Share Buyback Program. On January 23, 2019, the Company announced that its Board of Directors approved a repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company’s common stock with an aggregate purchase price of up to $5 million. The repurchase program began on January 23, 2019, and expires on December 31, 2020. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. As of March 31, 2020, $2.2 million of shares remained available to be repurchased under the repurchase program. As of March 31, 2020, the Company failed to maintain the capital conservation buffer with respect to its Tier 1 capital to risk-weighted assets ratio, and as a result, is subject to limitations on future repurchases of stock unless prior regulatory approval is obtained.

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended March 31, 2020.

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
January 1-31, 2020	—	$—	—	$2,835
February 1-29, 2020	20,878	24.96	20,878	2,314
March 1-31, 2020	4,378	22.66	4,378	2,215
Total	25,256	$24.56	25,256
Under applicable state law, Michigan corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of March 31, 2020, the total shares repurchased in the amount of $2.8 million were redeemed but remain authorized, unissued shares.

Item 3 – Defaults Upon Senior Securities
None.
Item 4 – Mine Safety Disclosures
Not Applicable.
Item 5 – Other Information
On May 6, 2020, the Company entered into employment agreements with each of Patrick J. Fehring, Gregory A. Wernette and David C. Walker, which supersede their previous employment agreements with the Company. The terms and conditions of the new employment agreements are consistent with the summaries of the previous employment agreements set forth in the proxy statement for the Company’s 2020 annual meeting of shareholders filed with the SEC on March 25, 2020, which summaries are incorporated herein by reference, except that (i) under each new employment agreement the initial term of the agreement is from May 6, 2020 through December 31, 2021, subject to automatic extensions unless either party delivers notice that the term will not be extended, (ii) the duration of the non-competition and non-solicitation covenants has been increased from twelve months to eighteen months, except that the twelve-month period will continue to apply in the case of a termination within six months prior, or twelve months after, certain change of control transactions, (iii) in the case of a termination of employment not in connection with a change in control, each executive would be entitled to receive a payment equal to 100% of the sum of his annual base salary plus average annual bonus, payable in lump sum, or in the case of a termination in connection with certain change of control transactions, each executive would be entitled to receive a payment equal to 150% of such sum (200% with respect to Mr. Fehring), and (iv) instead of receiving full reimbursement of COBRA premiums for a 12-month period following a termination of employment, each executive would instead be required to pay the same amount as he would pay if he continued in employment with the Company during such period. The foregoing summaries are qualified in their entirety by reference to the employment agreements, copies of which are filed with this Form 10-Q as Exhibits 10.1, 10.2 and 10.3, respectively.

Item 6 - Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of August 12, 2019, among Level One Bancorp, Inc., AASB Acquisition, Inc. and Ann Arbor Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed August 14, 2019).†

10.1	Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and Patrick Fehring - filed herewith.

10.2	Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and Gregory Wernette - filed herewith.

10.3	Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and David Walker - filed herewith.

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2020, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i)
Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of
Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v)
Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level One Bancorp, Inc.

Date: May 8, 2020	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2020	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)