Form 10-Q
period 2020-06-30
Level One Bancorp Inc
filed 2020-08-07
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
 ☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ____________

Commission File Number: 001-38458
LEVEL ONE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	71-1015624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32991 Hamilton Court	48334
Farmington Hills,	(Zip code)
Michigan
(Address of principal executive offices)
(248) 737-0300
(Registrant's telephone number, including area code)

Title of Each Class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LEVL	Nasdaq Global Select Market

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

As of August 3, 2020, the number of shares outstanding of the registrant’s common stock, no par value, was 7,734,322 shares.

Level One Bancorp, Inc.

PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements
LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$364,112	$103,930
Securities available-for-sale	217,172	180,905
Federal Home Loan Bank stock	12,398	11,475
Mortgage loans held for sale, at fair value	24,557	13,889
Loans:
Originated loans	1,558,955	1,158,138
Acquired loans	256,398	69,471
Total loans	1,815,353	1,227,609
Less: Allowance for loan losses	(17,063)	(12,674)
Net loans	1,798,290	1,214,935
Premises and equipment, net	15,882	13,838
Goodwill	35,554	9,387
Other intangible assets, net	4,792	383
Other real estate owned	61	921
Bank-owned life insurance	17,965	12,167
Income tax benefit	3,293	1,217
Interest receivable and other assets	47,620	21,852
Total assets	$2,541,696	$1,584,899
Liabilities
Deposits:
Noninterest-bearing demand deposits	$644,251	$325,885
Interest-bearing demand deposits	119,570	62,586
Money market and savings deposits	472,599	313,885
Time deposits	584,931	433,072
Total deposits	1,821,351	1,135,428
Borrowings	455,159	212,225
Subordinated notes	44,457	44,440
Other liabilities	40,470	22,103
Total liabilities	2,361,437	1,414,196
Shareholders' equity
Common stock, no par value per share:
Authorized—20,000,000 shares
Issued and outstanding—7,734,322 shares at June 30, 2020 and 7,715,491 shares at December 31, 2019	89,175	89,345
Retained earnings	83,824	77,766
Accumulated other comprehensive income, net of tax	7,260	3,592
Total shareholders' equity	180,259	170,703
Total liabilities and shareholders' equity	$2,541,696	$1,584,899

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest income
Originated loans, including fees	$15,317	$14,125	$29,356	$28,019
Acquired loans, including fees	3,642	1,637	7,731	3,394
Securities:
Taxable	594	980	1,278	1,916
Tax-exempt	670	595	1,281	1,140
Federal funds sold and other	173	320	567	630
Total interest income	20,396	17,657	40,213	35,099
Interest Expense
Deposits	2,884	4,617	6,716	8,738
Borrowed funds	643	346	1,173	699
Subordinated notes	636	253	1,271	503
Total interest expense	4,163	5,216	9,160	9,940
Net interest income	16,233	12,441	31,053	25,159
Provision expense for loan losses	5,575	429	6,064	851
Net interest income after provision for loan losses	10,658	12,012	24,989	24,308
Noninterest income
Service charges on deposits	548	662	1,182	1,287
Net gain on sales of securities	899	7	1,428	—
Mortgage banking activities	5,684	2,316	8,272	3,436
Other charges and fees	658	492	1,597	1,040
Total noninterest income	7,789	3,477	12,479	5,763
Noninterest expense
Salary and employee benefits	9,598	7,193	18,228	14,106
Occupancy and equipment expense	1,567	1,168	3,095	2,372
Professional service fees	941	385	1,333	747
Acquisition and due diligence fees	176	—	1,647	—
Marketing expense	230	288	452	464
Printing and supplies expense	173	104	309	172
Data processing expense	910	606	1,757	1,201
Core deposit premium amortization	192	36	384	88
Other expense	1,296	1,387	2,440	2,385
Total noninterest expense	15,083	11,167	29,645	21,535
Income before income taxes	3,364	4,322	7,823	8,536
Income tax provision	643	767	992	1,514
Net income	$2,721	$3,555	$6,831	$7,022
Per common share data:
Basic earnings per common share	$0.35	$0.46	$0.88	$0.91
Diluted earnings per common share	$0.35	$0.45	$0.88	$0.89
Cash dividends declared per common share	$0.05	$0.04	$0.10	$0.08
Weighted average common shares outstanding—basic	7,676	7,741	7,636	7,746
Weighted average common shares outstanding—diluted	7,721	7,856	7,713	7,862
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$2,721	$3,555	$6,831	$7,022
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during the period	3,322	4,835	6,071	7,447
Reclassification adjustment for gains included in income	(899)	(7)	(1,428)	—
Tax effect(1)	(532)	(1,015)	(975)	(1,565)
Net unrealized gains on securities available-for-sale, net of tax	1,891	3,813	3,668	5,882
Total comprehensive income, net of tax	$4,612	$7,368	$10,499	$12,904
__________________________________________________________________________
(1) Includes $(189) thousand and $(1) thousand of tax benefit related to reclassification adjustment for gains (losses) included in income for the three months ended June 30, 2020 and 2019, respectively. There was $(300) thousand and no tax expense (benefit) related to reclassification for the six months ended June 30, 2020 and 2019, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (UNAUDITED)

	For the three months ended June 30, 2020
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at March 31, 2020	$88,910	$81,489	$5,369	$175,768
Net income	—	2,721	—	2,721
Other comprehensive income	—	—	1,891	1,891
Common stock dividends declared ($0.05 per share)	—	(386)	—	(386)
Exercise of stock options (3,500 shares)	34	—	—	34
Stock-based compensation expense, net of tax impact	231	—	—	231
Balance at June 30, 2020	$89,175	$83,824	$7,260	$180,259

	For the six months ended June 30, 2020
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2019	$89,345	$77,766	$3,592	$170,703
Net income	—	6,831	—	6,831
Other comprehensive income	—	—	3,668	3,668
Redeemed stock (25,256 shares)	(620)	—	—	(620)
Common stock dividends declared ($0.10 per share)	—	(773)	—	(773)
Exercise of stock options (10,000 shares)	95	—	—	95
Stock-based compensation expense, net of tax impact	355	—	—	355
Balance at June 30, 2020	$89,175	$83,824	$7,260	$180,259

	For the three months ended June 30, 2019
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at March 31, 2019	$89,753	$66,049	$317	$156,119
Net income	—	3,555	—	3,555
Other comprehensive income	—	—	3,813	3,813
Redeemed stock (21,301 shares)	(516)	—	—	(516)
Common stock dividends declared ($0.04 per share)	—	(309)	—	(309)
Exercise of stock options (3,000 shares)	31	—	—	31
Stock-based compensation expense	174	—	—	174
Balance at June 30, 2019	$89,442	$69,295	$4,130	$162,867
	For the six months ended June 30, 2019
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2018	$90,621	$62,891	$(1,752)	$151,760
Net income	—	7,022	—	7,022
Other comprehensive loss	—	—	5,882	5,882
Redeemed Stock (67,927 shares)	(1,620)	—	—	(1,620)
Common stock dividends declared ($0.08 per share)	—	(618)	—	(618)
Exercise of stock options (15,300 shares)	156	—	—	156
Stock-based compensation expense	285	—	—	285
Balance at June 30, 2019	$89,442	$69,295	$4,130	$162,867
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the six months ended June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$6,831	$7,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	833	660
Amortization of core deposit intangibles	385	88
Gain on mortgage servicing rights	(1,137)	—
Stock-based compensation expense	419	328
Provision expense for loan losses	6,064	851
Net securities premium amortization	1,035	837
Net gain on sales of securities	(1,428)	—
Originations of loans held for sale	(221,401)	(108,134)
Proceeds from sales of loans	220,081	92,942
Net gain on sales of loans	(7,135)	(3,436)
Accretion on acquired purchase credit impaired loans	(868)	(1,175)
Gain on sale of other real estate owned and repossessed assets	(185)	—
Increase in cash surrender value of life insurance	(235)	(126)
Amortization of debt issuance costs	17	29
Net increase in accrued interest receivable and other assets	(24,508)	(2,949)
Net increase in accrued interest payable and other liabilities	12,030	5,356
Net cash used by operating activities	(9,202)	(7,707)
Cash flows from investing activities
Net increase in loans	(366,554)	(37,609)
Principal payments on securities available-for-sale	17,335	8,631
Purchases of securities available-for-sale	(38,739)	(51,373)
Additions to premises and equipment	(473)	(704)
Proceeds from:
Sale of securities available-for-sale	37,589	35,465
Sale of other real estate owned and repossessed assets	2,217	—
Net cash used in acquisition	(29,464)	—
Net cash used in investing activities	(378,089)	(45,590)
Cash flows from financing activities
Net increase in deposits	421,103	94,810
Change in short-term borrowings	(65,699)	(52,604)
Issuances of FRB borrowings related to Paycheck Protection Program	270,437	—
Issuances of long-term FHLB advances	22,950	30,000
Change in secured borrowing	(34)	(36)
Share buyback - redeemed stock	(620)	(1,620)
Common stock dividends paid	(695)	(542)
Proceeds from exercised stock options	95	156
Payments related to tax-withholding for share based compensation awards	(64)	(43)
Net cash provided by financing activities	647,473	70,121
Net change in cash and cash equivalents	260,182	16,824
Beginning cash and cash equivalents	103,930	33,296
Ending cash and cash equivalents	$364,112	$50,120
Supplemental disclosure of cash flow information:
Interest paid	$9,016	$9,569
Taxes paid	1,952	1,196
Transfer from loans held for sale to loans held for investment	816	1,429
Transfer from loans to other real estate owned	1,172	373
Increase in assets and liabilities in acquisitions:
Assets acquired—Ann Arbor State Bank	$324,465	$—
Liabilities assumed—Ann Arbor State Bank	283,350	—
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the “Company,” “Level One,” “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. In addition to the Company headquarters, as of June 30, 2020, its wholly owned bank subsidiary, Level One Bank (the "Bank"), had 17 offices, including 11 banking centers (our full service branches) in Metro Detroit, one banking center in Grand Rapids, one banking center in Jackson, three banking centers in Ann Arbor and one mortgage loan production office in Ann Arbor.
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
Use of Estimates:
To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore, future results could differ. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for financial institutions related to troubled debt restructurings. Actual results may differ from those estimates.
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
In June 2020, the FASB issued ASU No. 2020-05, "Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842)," which delayed the effective date of ASU No. 2016-02. The guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and is to be applied under an optional transition method. The Company is planning to adopt this new guidance within the time frame noted above. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements but does not expect that the adoption will have a material impact. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption.
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
AAB's results of operations were included in the Company’s results beginning January 2, 2020. Acquisition-related costs of $1.6 million are included in the Company’s income statement for the six months ended June 30, 2020.
Goodwill of $26.2 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The goodwill arising from the acquisition of AAB is not deductible for tax purposes.
The following table summarizes the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

(Dollars in thousands)
Consideration paid:
Cash	$67,944
Fair value of assets acquired:
Cash and cash equivalents	38,480
Investment securities	47,416
Federal Home Loan Bank stock	923
Loans held for sale	1,703
Loans held for investment	222,356
Premises and equipment	2,404
Core deposit intangibles	3,663
Other assets	8,358
Total assets acquired	325,303
Fair value of liabilities assumed:
Deposits	264,820
Federal Home Loan Bank advances	15,279
Other liabilities	3,427
Total liabilities assumed	283,526
Total identifiable net assets	41,777
Goodwill recognized in the acquisition	$26,167
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

The pro forma table below presents information as if the acquisition had occurred on January 1, 2019. The pro forma information includes adjustments to give the effects to any changes in interest income due to the accretion (amortization) of the discount (premium) associated with the fair value adjustments to acquired loans, any changes in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt, amortization of core deposit intangibles that would have resulted had the deposits been acquired as of January 1, 2019, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date. Due diligence, professional fees, and other expenses related to the merger were incurred by the Company and AAB during the three and six months ended June 30, 2020, but the pro forma condensed combined statement of income is not adjusted to exclude these costs.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net interest income	$16,251	$14,996	$31,116	$30,181
Noninterest income	7,789	4,064	12,479	6,742
Noninterest expense	15,100	13,038	29,679	25,137
Net income	2,728	4,257	6,851	8,323
Net income per diluted share	0.35	0.54	0.88	1.06

NOTE 3—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
U.S. government sponsored entities & agencies	$7,110	$143	$—	$7,253
State and political subdivision	111,743	7,584	(234)	119,093
Mortgage-backed securities: residential	8,463	218	(1)	8,680
Mortgage-backed securities: commercial	8,062	634	—	8,696
Collateralized mortgage obligations: residential	7,272	147	(17)	7,402
Collateralized mortgage obligations: commercial	29,908	1,366	(7)	31,267
U.S. Treasury	1,000	6	—	1,006
SBA	19,586	59	(155)	19,490
Asset backed securities	10,352	—	(581)	9,771
Corporate bonds	4,486	47	(19)	4,514
Total available-for-sale	$207,982	$10,204	$(1,014)	$217,172
December 31, 2019
State and political subdivision	89,304	4,463	(20)	93,747
Mortgage-backed securities: residential	10,609	82	(126)	10,565
Mortgage-backed securities: commercial	8,567	224	(12)	8,779
Collateralized mortgage obligations: residential	8,541	39	(51)	8,529
Collateralized mortgage obligations: commercial	22,891	300	(10)	23,181
U.S. Treasury	1,976	23	—	1,999
SBA	22,051	87	(154)	21,984
Asset backed securities	10,390	—	(306)	10,084
Corporate bonds	2,030	20	(13)	2,037
Total available-for-sale	$176,359	$5,238	$(692)	$180,905
The proceeds from sales of securities and the associated gains and losses for the periods below are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds	$10,008	$29,465	$37,589	$35,465
Gross gains	899	277	1,437	341
Gross losses	—	(270)	(9)	(341)
The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$8,264	$8,327
One to five years	32,114	33,131
Five to ten years	51,546	54,159
Beyond ten years	116,058	121,555
Total	$207,982	$217,172

Securities pledged at June 30, 2020 and December 31, 2019 had a carrying amount of $92.8 million and $27.3 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of June 30, 2020, the Bank held 66 tax-exempt state and local municipal securities totaling $48.7 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at June 30, 2020 and December 31, 2019 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
June 30, 2020
Available-for-sale
State and political subdivision	$5,209	$(234)	$—	$—	$5,209	$(234)
Mortgage-backed securities: residential	9	(1)	—	—	9	(1)
Collateralized mortgage obligations: residential	—	—	2,373	(17)	2,373	(17)
Collateralized mortgage obligations: commercial	2,781	(7)	—	—	2,781	(7)
SBA	3,132	(8)	11,761	(147)	14,893	(155)
Asset backed securities	—	—	9,770	(581)	9,770	(581)
Corporate bonds	1,497	(19)	—	—	1,497	(19)
Total available-for-sale	$12,628	$(269)	$23,904	$(745)	$36,532	$(1,014)
December 31, 2019
Available-for-sale
State and political subdivision	$5,109	$(20)	$305	$—	$5,414	$(20)
Mortgage-backed securities: residential	4,022	(39)	3,982	(87)	8,004	(126)
Mortgage-backed securities: commercial	1,769	(11)	430	(1)	2,199	(12)
Collateralized mortgage obligations: residential	770	(1)	4,631	(50)	5,401	(51)
Collateralized mortgage obligations: commercial	—	—	1,716	(10)	1,716	(10)
SBA	3,961	(13)	12,405	(141)	16,366	(154)
Asset backed securities	8,220	(232)	1,864	(74)	10,084	(306)
Corporate bonds	489	(13)	—	—	489	(13)
Total available-for-sale	$24,340	$(329)	$25,333	$(363)	$49,673	$(692)
As of June 30, 2020, the Company's investment portfolio consisted of 307 securities, 38 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020.

NOTE 4—LOANS
The following table presents the recorded investment in loans at June 30, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
June 30, 2020
Commercial real estate	$582,970	$142,513	$725,483
Commercial and industrial	728,622	61,731	790,353
Residential real estate	246,644	47,397	294,041
Consumer	719	4,757	5,476
Total	$1,558,955	$256,398	$1,815,353
December 31, 2019
Commercial real estate	$551,565	$53,081	$604,646
Commercial and industrial	403,922	6,306	410,228
Residential real estate	201,787	10,052	211,839
Consumer	864	32	896
Total	$1,158,138	$69,471	$1,227,609
At June 30, 2020 and December 31, 2019, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $24.6 million and $13.9 million, respectively. During the three months ended June 30, 2020 and 2019, the Company sold residential real estate loans with proceeds totaling $131.6 million and $63.8 million, respectively and $220.1 million and $92.9 million, during the six months ended June 30, 2020 and 2019, respectively.
Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued and other real estate owned obtained through foreclosure and other repossessed assets. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded at their net realizable value based on the principal and interest the Company expects to collect on these loans. There were $3 thousand and $1.2 million in commitments to lend additional funds to borrowers whose loans were classified as nonaccrual as of June 30, 2020 and December 31, 2019, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans:
Commercial real estate	$3,649	$4,832
Commercial and industrial	2,377	11,112
Residential real estate	2,226	2,569
Consumer	16	16
Total nonaccrual loans	8,268	18,529
Other real estate owned	61	921
Total nonperforming assets	$8,329	$19,450
Loans 90 days or more past due and still accruing	$903	$157
At June 30, 2020 and December 31, 2019, the loans that were 90 days or more past due and still accruing comprised of either PCI loans or loans that were well-secured and in the process of collection.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
June 30, 2020
Commercial real estate	$723,750	$206	$85	$1,442	$725,483
Commercial and industrial	787,259	2,222	259	613	790,353
Residential real estate	290,045	2,455	172	1,369	294,041
Consumer	5,473	—	3	—	5,476
Total	$1,806,527	$4,883	$519	$3,424	$1,815,353
December 31, 2019
Commercial real estate	$597,892	$3,630	$1,286	$1,838	$604,646
Commercial and industrial	407,692	377	1,275	884	410,228
Residential real estate	206,002	3,286	1,429	1,122	211,839
Consumer	892	4	—	—	896
Total	$1,212,478	$7,297	$3,990	$3,844	$1,227,609
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans	$8,268	$18,529
Performing troubled debt restructurings:
Commercial and industrial	549	547
Residential real estate	600	359
Total performing troubled debt restructurings	1,149	906
Total impaired loans, excluding purchase credit impaired loans	$9,417	$19,435
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
The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for financial institutions related to troubled debt restructurings. As a result of the COVID-19 pandemic, the Company is currently working with borrowers to provide short-term payment modifications. Any short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not considered TDRs based on interagency guidance. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. The Company’s modification programs are designed to provide temporary relief for current borrowers affected by the COVID-19 pandemic. The Company has presumed that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

As of June 30, 2020 and December 31, 2019, the Company had a recorded investment in troubled debt restructurings of $3.5 million and $3.9 million, respectively. The Company allocated a specific reserve of $235 thousand for those loans at June

30, 2020 and a specific reserve of $384 thousand for those loans at December 31, 2019. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of June 30, 2020, there were $2.3 million of nonperforming TDRs and $1.1 million of performing TDRs included in impaired loans. As of December 31, 2019, there were $3.0 million of nonperforming TDRs and $906 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified as TDRs during the three and six months ended June 30, 2020 and 2019, by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
Three months ended June 30, 2020
Residential real estate	$—	$75	$—	1	$75	$—	$—
Total	$—	$75	$—	1	$75	$—	$—
Six months ended June 30, 2020
Residential real estate	$—	$75	$—	1	$75	$—	$—
Total	$—	$75	$—	1	$75	$—	$—
Three months ended June 30, 2019
Commercial and industrial	$—	$—	$47	1	$47	$—	$16
Total	$—	$—	$47	1	$47	$—	$16
Six months ended June 30, 2019
Commercial and industrial	$—	$—	$369	2	$369	$—	$174
Total	$—	$—	$369	2	$369	$—	$174
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. There were no loans modified as TDRs during the twelve months ending June 30, 2020 and 2019, for which there was a subsequent default. A payment on a TDR is considered to be in default once it is greater than 30 days past due.
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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2020
Commercial real estate	$712,839	$8,920	$2,890	$834	$725,483
Commercial and industrial	773,741	7,916	8,057	639	790,353
Total	$1,486,580	$16,836	$10,947	$1,473	$1,515,836
December 31, 2019
Commercial real estate	$591,419	$8,325	$4,042	$860	$604,646
Commercial and industrial	383,756	8,967	16,527	978	410,228
Total	$975,175	$17,292	$20,569	$1,838	$1,014,874
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2020
Residential real estate	$291,815	$2,226	$294,041
Consumer	5,460	16	5,476
Total	$297,275	$2,242	$299,517
December 31, 2019
Residential real estate	$209,270	$2,569	$211,839
Consumer	880	16	896
Total	$210,150	$2,585	$212,735
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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
June 30, 2020
Commercial real estate	$6,732	$2,883
Commercial and industrial	713	291
Residential real estate	4,079	2,922
Total PCI loans	$11,524	$6,096
December 31, 2019
Commercial real estate	$6,597	$2,884
Commercial and industrial	556	135
Residential real estate	4,215	2,954
Total PCI loans	$11,368	$5,973

The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Accretable yield at beginning of period	$8,733	$10,363	$9,141	$10,947
Additions due to acquisitions	—	—	35	—
Accretion of income	(425)	(591)	(868)	(1,175)
Adjustments to accretable yield	66	422	66	422
Accretable yield at end of period	$8,374	$10,194	$8,374	$10,194
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of June 30, 2020, the Company had six PCI loan pools and 13 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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

Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
June 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$3,649	$—	$3,649	$4,007	$—
Commercial and industrial	2,327	596	2,923	3,604	310
Residential real estate	413	1,044	1,457	1,601	29
Total	$6,389	$1,640	$8,029	$9,212	$339
December 31, 2019
Individually evaluated impaired loans:
Commercial real estate	$4,832	$—	$4,832	$5,156	$—
Commercial and industrial	10,739	913	11,652	12,521	363
Residential real estate	1,197	189	1,386	1,570	22
Total	$16,768	$1,102	$17,870	$19,247	$385

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended June 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$3,680	$—	$—
Commercial and industrial	6,809	11	66
Residential real estate	1,456	10	—
Total	$11,945	$21	$66
For the six months ended June 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$3,866	$—	$—
Commercial and industrial	8,761	22	84
Residential real estate	1,457	19	—
Total	$14,084	$41	$84
For the three months ended June 30, 2019
Individually evaluated impaired loans:
Commercial real estate	$2,927	$—	$1
Commercial and industrial	10,220	10	—
Residential real estate	2,111	7	10
Total	$15,258	$17	$11
For the six months ended June 30, 2019
Individually evaluated impaired loans:
Commercial real estate	$4,675	$—	$174
Commercial and industrial	10,535	19	224
Residential real estate	2,476	14	10
Total	$17,686	$33	$408

Activity in the allowance for loan losses and the allocation of the allowance for loans was as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended June 30, 2020
Allowance for loan losses:
Beginning balance	$6,123	$5,423	$1,441	$2	$12,989
Provision for loan losses	1,864	2,581	1,117	13	5,575
Gross chargeoffs	—	(1,532)	—	(12)	(1,544)
Recoveries	—	24	7	12	43
Net (chargeoffs) recoveries	—	(1,508)	7	—	(1,501)
Ending allowance for loan losses	$7,987	$6,496	$2,565	$15	$17,063
For the six months ended June 30, 2020
Allowance for loan losses:
Beginning balance	$5,773	$5,515	$1,384	$2	$12,674
Provision for loan losses	2,214	2,668	1,140	42	6,064
Gross chargeoffs	—	(1,719)	—	(43)	(1,762)
Recoveries	—	32	41	14	87
Net (chargeoffs) recoveries	—	(1,687)	41	(29)	(1,675)
Ending allowance for loan losses	$7,987	$6,496	$2,565	$15	$17,063
For the three months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$5,181	$5,606	$1,170	$3	$11,960
Provision (benefit) for loan losses	111	363	(50)	5	429
Gross chargeoffs	(74)	(20)	—	(8)	(102)
Recoveries	1	41	22	2	66
Net (chargeoffs) recoveries	(73)	21	22	(6)	(36)
Ending allowance for loan losses	$5,219	$5,990	$1,142	$2	$12,353
For the six months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$5,227	$5,174	$1,164	$1	$11,566
Provision (benefit) for loan losses	65	840	(65)	11	851
Gross chargeoffs	(74)	(115)	—	(14)	(203)
Recoveries	1	91	43	4	139
Net (chargeoffs) recoveries	(73)	(24)	43	(10)	(64)
Ending allowance for loan losses	$5,219	$5,990	$1,142	$2	$12,353

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
June 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$—	$310	$29	$—	$339
Collectively evaluated for impairment	7,277	6,156	2,339	15	15,787
Acquired with deteriorated credit quality	710	30	197	—	937
Ending allowance for loan losses	$7,987	$6,496	$2,565	$15	$17,063
Balance of loans:
Individually evaluated for impairment	$3,649	$2,923	$1,457	$—	$8,029
Collectively evaluated for impairment	718,951	787,139	289,662	5,476	1,801,228
Acquired with deteriorated credit quality	2,883	291	2,922	—	6,096
Total loans	$725,483	$790,353	$294,041	$5,476	$1,815,353
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$—	$363	$22	$—	$385
Collectively evaluated for impairment	5,062	5,124	1,339	2	11,527
Acquired with deteriorated credit quality	711	28	23	—	762
Ending allowance for loan losses	$5,773	$5,515	$1,384	$2	$12,674
Balance of loans:
Individually evaluated for impairment	$4,832	$11,652	$1,386	$—	$17,870
Collectively evaluated for impairment	596,930	398,441	207,499	896	1,203,766
Acquired with deteriorated credit quality	2,884	135	2,954	—	5,973
Total loans	$604,646	$410,228	$211,839	$896	$1,227,609

NOTE 6—PREMISES AND EQUIPMENT
Premises and equipment were as follows at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Land	$3,514	$2,254
Buildings	10,626	9,825
Leasehold improvements	2,962	2,714
Furniture, fixtures and equipment	7,103	6,539
Total premises and equipment	$24,205	$21,332
Less: Accumulated depreciation	8,323	7,494
Net premises and equipment	$15,882	$13,838
Depreciation expense was $420 thousand and $333 thousand for the three months ended June 30, 2020 and 2019, and $833 thousand and $660 thousand for the six months ended June 30, 2020 and 2019, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $462 thousand and $236 thousand for the three months ended June 30, 2020 and 2019, and $923 thousand and $533 thousand for the six months ended June 30, 2020 and 2019, respectively.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill of $4.6 million, $4.8 million, and $26.2 million, respectively. Total goodwill was $35.6 million at June 30, 2020 and $9.4 million at December 31, 2019.
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
In evaluating whether it is more likely than not that the fair value of the Bank’s operations was less than the carrying amount, the Company assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. Despite the Bank’s market capitalization declining from December 2019 to June 2020 as a result of the COVID-19 pandemic, the Bank’s financial performance has remained positive. This is evidenced by the strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, second quarter revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net SBA fees related to Payroll Protection Program ("PPP") loans funded during second quarter of 2020. In assessing the totality of the events and circumstances, management determined that it is more likely than not that the fair value of the Bank’s operations, from a qualitative perspective, exceeds the book value. As such, we do not believe goodwill was impaired as of June 30, 2020, and the two-step impairment test was deemed unnecessary.
Acquired Intangible Assets:    The Company has recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Gross carrying amount	$5,708	$2,045
Accumulated amortization	(2,129)	(1,744)
Net Intangible	$3,579	$301
Amortization expense for the CDIs was $192 thousand and $36 thousand for the three months ended June 30, 2020 and 2019, and $385 thousand and $88 thousand for the six months ended June 30, 2020 and 2019, respectively.
Mortgage Servicing Rights ("MSRs"): The Company has recorded MSRs for loans that are sold with servicing retained. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization or estimated fair value. MSRs are amortized in proportion to and over the period of estimated net servicing income. The Company serviced residential mortgage loans for others with unpaid principal balances of approximately $122.0 million and $9.0 million as of June 30, 2020 and December 31, 2019, respectively.

Changes in our mortgage servicing rights were as follows for the three and six months ended June 30, 2020 . The Company had no mortgage servicing rights for the three and six months ended June 30, 2019:

	For the three months ended June 30,	For the six months ended June 30,
(Dollars in thousands)	2020	2020
Mortgage servicing rights:
Balance, beginning of period	$213	$76
Originated servicing	1,035	1,177
Amortization	(35)	(40)
Balance, end of period	1,213	1,213
Fair value:
At beginning of period	$196	$87
At end of period	1,256	1,256
NOTE 8 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
FHLB Advances	$—	—%	$60,000	1.61%
Securities sold under agreements to repurchase	153	0.30	851	0.30
Federal funds purchased	—	—	5,000	1.90
Total short-term borrowings	153	0.30	65,851	1.62
Long-term debt:
Secured borrowing due in 2022	1,340	1.00	1,374	1.00
FHLB advances due in 2022 to 2029(2)	183,229	1.10	145,000	1.06
FRB borrowings (3)	270,437	0.35	—	—
Subordinated notes due in 2025 and 2029(4)	44,457	5.29	44,440	5.29
Total long-term debt	499,463	1.07	190,814	2.04
Total short-term and long-term borrowings	$499,616	1.07%	$256,665	1.93%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At June 30, 2020, the long-term FHLB advances consisted of 0.42% - 2.93% fixed rate notes and can be called through 2024 without penalty by the issuer. The June 30, 2020 balance includes FHLB advances of $183.0 million and purchase accounting premiums of $229 thousand.
(3) The June 30, 2020 balance of FRB borrowings consisted of 0.35% fixed rate notes utilized to fund the PPP loans. The FRB borrowings have a maturity date equal to the maturity date of the respective PPP loans pledged to secure the borrowings, which is two years after the origination date of the PPP loans.
(4) The June 30, 2020 balance includes subordinated notes of $45.0 million and debt issuance costs of $543 thousand. The December 31, 2019 balance includes subordinated notes of $45.0 million and debt issuance costs of $560 thousand.

At June 30, 2020, the Company had $270.4 million of debt outstanding with the Federal Reserve Bank. These borrowings reflected the Company's efforts to help facilitate the funding of the PPP loans that were approved by the SBA during the quarter ended June 30, 2020. The FRB borrowings bear a 0.35% fixed interest rate and mature two years after the origination date of the respective PPP loans that have been pledged to secure them.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The $183.2 million of long-term FHLB advances as of June 30, 2020 were secured by a blanket lien on $523.1 million of real estate-related loans. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $197.0 million from the FHLB at June 30, 2020. In addition, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.1 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of June 30, 2020 and $5.0 million outstanding federal funds purchased as of December 31, 2019.
At June 30, 2020, the Company had $153 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $530 thousand at June 30, 2020.
The Company had a secured borrowing of $1.3 million as of June 30, 2020 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
At June 30, 2020, the Company had $45.0 million outstanding subordinated notes and $543 thousand of debt issuance costs. The debt issuance costs are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
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
The $30.0 million of subordinated notes issued on December 18, 2019 bear a fixed interest rate of 4.75% per annum, payable semiannually through December 18, 2024. The notes will bear a floating interest rate of three-month secured overnight financing rate (SOFR) plus 311 basis points payable quarterly after December 18, 2024 through maturity. The notes mature no later than December 18, 2029, and the Company has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a Tier 2 capital event or tax event.
NOTE 9—INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2016 tax return year and forward.
A reconciliation of expected income tax expense using the federal statutory rate of 21% as of June 30, 2020 and 2019 and actual income tax expense is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Income tax expense based on federal corporate tax rate	$706	$908	$1,642	$1,793
Changes resulting from:
Tax-exempt income	(165)	(135)	(315)	(256)
Net operating loss carryback due to CARES Act	—	—	(290)	—
Disqualified dispositions from stock options	—	—	(175)	—
Other, net	102	(6)	130	(23)
Income tax expense	$643	$767	$992	$1,514
In March 2020, the United States government approved the CARES Act, allowing companies to carryback net operating losses generated in 2018 through 2020 for five years to periods in which the tax rate was higher. Ann Arbor State Bank had a net operating loss ("NOL") of approximately $2.2 million generated on its 2020 short tax return which resulted in an increase in value of the NOL (which is part of the deferred tax assets) and therefore a $290 thousand tax benefit to be recognized during the first quarter of 2020. Additionally, disqualified dispositions of Ann Arbor State Bank’s stock options generated a $175 thousand tax benefit.

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
The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the six months ended June 30, 2020 and 2019, the Company issued 38,170 and 35,633 restricted stock awards, respectively, under the 2018 Plan. There were 165,597 shares available for issuance as of June 30, 2020.
Stock Options
As of June 30, 2020, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three years period. The Company will use authorized, but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the six months ended June 30, 2020 or June 30, 2019.
The summary of our stock option activity for the six months ended June 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of period	355,218	$16.63	5.0
Exercised	(10,000)	9.57
Options outstanding, end of period	345,218	16.83	4.6
Options exercisable	335,216	$16.59	4.5
The aggregate intrinsic value was $665 thousand for both options outstanding and exercisable as of June 30, 2020. As of June 30, 2020, there was $28 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 0.63 year.
Share-based compensation expense charged against income was $11 thousand for both the three months ended June 30, 2020 and 2019, and $22 thousand and $31 thousand for the six months ended June 30, 2020 and 2019, respectively.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the six months ended June 30, 2020 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	80,370	$24.28
Granted	38,170	24.90
Vested	(19,850)	23.10
Forfeited	(1,400)	24.46
Nonvested at June 30, 2020	97,290	$24.76
As of June 30, 2020, there was $1.4 million of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 2.05 years. The total fair value of shares vested during the six months ended June 30, 2020 was $459 thousand.
Total expense for restricted stock awards totaled $220 thousand and $163 thousand for the three months ended June 30, 2020 and 2019, respectively, and $397 thousand and $297 thousand for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, there was $64 thousand and $43 thousand, respectively, of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment. We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At June 30, 2020, the allowance for off-balance sheet risk was $472 thousand, compared to $318 thousand at December 31, 2019, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$12,809	$13,910	$16,276	$20,128
Unused lines of credit	38,184	344,860	28,723	288,086
Unused standby letters of credit and commercial letters of credit	3,440	36	4,895	—
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $12.8 million as of June 30, 2020, had interest rates ranging from 3.5% to 5.0% and maturities ranging from 2 years to 30 years.
NOTE 12—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2020, the Company and Bank met all capital adequacy requirements to which they were subject.
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
At June 30, 2020 and December 31, 2019, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	$133,858	8.76%	$68,786	4.50%	$107,001	7.00%
Bank	175,391	11.48%	68,763	4.50%	106,965	7.00%	$99,324	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$133,858	8.76%	$91,715	6.00%	$129,930	8.50%
Bank	175,391	11.48%	91,684	6.00%	129,886	8.50%	$122,245	8.00%
Total capital to risk-weighted assets:
Consolidated	$195,850	12.81%	$122,287	8.00%	$160,501	10.50%
Bank	192,926	12.63%	122,245	8.00%	160,447	10.50%	$152,807	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$133,858	6.21%	$86,249	4.00%	$86,249	4.00%
Bank	175,391	8.17%	85,879	4.00%	85,879	4.00%	$107,349	5.00%
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	$157,659	11.72%	$60,533	4.50%	$94,163	7.00%
Bank	165,199	12.27%	60,568	4.50%	94,217	7.00%	$87,487	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$157,659	11.72%	$80,711	6.00%	$114,341	8.50%
Bank	165,199	12.27%	80,757	6.00%	114,406	8.50%	$107,676	8.00%
Total capital to risk-weighted assets:
Consolidated	$215,091	15.99%	$107,615	8.00%	$141,244	10.50%
Bank	178,191	13.24%	107,676	8.00%	141,325	10.50%	$134,595	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$157,659	10.41%	$60,580	4.00%	$60,580	4.00%
Bank	165,199	10.96%	60,276	4.00%	60,276	4.00%	$75,345	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5%.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2020, the Bank had the capacity to pay the Company a dividend of up to $32.5 million without the need to obtain prior regulatory approval.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Securities available for sale:
U.S. government sponsored entities and agencies	$7,253	$—	$7,253	$—
State and political subdivision	119,093	—	117,328	1,765
Mortgage-backed securities: residential	8,680	—	8,680	—
Mortgage-backed securities: commercial	8,696	—	8,696	—
Collateralized mortgage obligations: residential	7,402	—	7,402	—
Collateralized mortgage obligations: commercial	31,267	—	31,267	—
U.S. Treasury	1,006	—	1,006	—
SBA	19,490	—	19,490	—
Asset backed securities	9,771	—	9,771	—
Corporate bonds	4,514	—	4,514	—
Total securities available for sale	217,172	—	215,407	1,765
Loans held for sale	24,557	—	24,557	—
Loans measured at fair value:
Residential real estate	4,056	—	—	4,056
Derivative assets:
Customer-initiated derivatives	14,754	—	14,754	—
Forward contracts related to mortgage loans to be delivered for sale	79	—	79	—
Interest rate lock commitments	1,673	—	1,673	—
Total assets at fair value	$262,291	$—	$256,470	$5,821
Derivative liabilities:
Customer-initiated derivatives	14,754	—	14,754	—
Forward contracts related to mortgage loans to be delivered for sale	465	—	465	—
Total liabilities at fair value	$15,219	$—	$15,219	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Securities available for sale:
State and political subdivision	$93,747	$—	$93,747	$—
Mortgage-backed securities: residential	10,565	—	10,565	—
Mortgage-backed securities: commercial	8,779	—	8,779	—
Collateralized mortgage obligations: residential	8,529	—	8,529	—
Collateralized mortgage obligations: commercial	23,181	—	23,181	—
U.S. Treasury	1,999	—	1,999	—
SBA	21,984	—	21,984	—
Asset backed securities	10,084	—	10,084	—
Corporate bonds	2,037	—	2,037	—
Total securities available for sale	$180,905	$—	$180,905	$—
Loans held for sale	13,889	—	13,889	—
Loans measured at fair value:
Residential real estate	4,063	—	—	4,063
Derivative assets:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	34	—	34	—
Interest rate lock commitments	256	—	256	—
Total assets at fair value	$203,831	$—	$199,768	$4,063
Derivative liabilities:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	33	—	33	—
Total liabilities at fair value	$4,717	$—	$4,717	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the six months ended June 30, 2020 or during the year ended December 31, 2019. The level 3 investment securities disclosed as of June 30, 2020 were acquired from Ann Arbor State Bank during the first quarter of 2020.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Loans held for investment
Beginning balance	$3,712	$4,650	$4,063	$4,571
Transfers from loans held for sale	776	1,190	816	1,429
Gains (losses):
Recorded in "Mortgage banking activities"	4	72	(3)	160
Repayments	(436)	(288)	(820)	(536)
Ending balance	$4,056	$5,624	$4,056	$5,624
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of June 30, 2020 or December 31, 2019.
As of June 30, 2020 and December 31, 2019, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Aggregate fair value	$24,557	$13,889
Contractual balance	23,533	13,510
Unrealized gain	1,024	379
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for three and six months ended June 30, 2020 and 2019 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Change in fair value	$306	$367	$645	$450

Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
June 30, 2020
Impaired loans:
Residential real estate	$779	$779
Commercial and industrial	899	899
Mortgage servicing rights	1,256	1,256
Other real estate owned	61	61
Total	$2,995	$2,995
December 31, 2019
Impaired loans:
Commercial real estate	$265	$265
Commercial and industrial	261	261
Mortgage servicing rights	87	87
Other real estate owned	921	921
Total	$1,534	$1,534
The Company recorded specific reserves of $312 thousand and $161 thousand to reduce the value of these loans at June 30, 2020 and December 31, 2019, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded chargeoffs of $254 thousand during the six months ended June 30, 2020 related to the impaired loans at fair value. There were chargeoffs of $298 thousand related to impaired loans at fair value during the year ended December 31, 2019.
The Company recorded a valuation allowance of $17 thousand related to mortgage servicing rights during the first quarter of 2020, which was then reversed during the second quarter of 2020 as a result of the fair value at June 30, 2020 being higher than book value. There was no valuation allowance related to mortgage servicing rights during the year ended December 31, 2019. There were no write downs recorded in other real estate owned during the three and six months ended June 30, 2020 or the year ended December 31, 2019.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Fair value at June 30, 2020	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,678	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-80.00%
Mortgage servicing rights	1,256	Discounted cash flow	Prepayment speed	13.28%
			Discount rate	7.75%
Other real estate owned	61	Appraisal of property	Discounted appraisal value	54.81%

(Dollars in thousands)	Fair value at December 31, 2019	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$526	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-50.00%
Mortgage servicing rights	87	Discounted cash flow	Prepayment speed	13.42%
			Discount rate	8.50%
Other real estate owned	921	Appraisal of property	Discounted appraisal value	18.00-36.00%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at June 30, 2020 and December 31, 2019 are noted in the table below.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Financial assets:
Cash and cash equivalents	$364,112	$28,378	$335,734	$—	$364,112
Federal Home Loan Bank stock	12,398	N/A	N/A	N/A	N/A
Net loans	1,798,290	—	—	1,844,461	1,844,461
Accrued interest receivable	8,893	—	1,353	7,540	8,893
Financial liabilities:
Deposits	1,821,351	—	1,878,937	—	1,878,937
Borrowings	455,159	—	462,998	—	462,998
Subordinated notes	44,457	—	43,125	—	43,125
Accrued interest payable	1,718	—	1,718	—	1,718
December 31, 2019
Financial assets:
Cash and cash equivalents	$103,930	$19,990	$83,940	$—	$103,930
Federal Home Loan Bank stock	11,475	N/A	N/A	N/A	N/A
Net loans	1,214,935	—	—	1,203,639	1,203,639
Accrued interest receivable	4,403	—	1,236	3,167	4,403
Financial liabilities:
Deposits	1,135,428	—	1,138,202	—	1,138,202
Borrowings	212,225	—	212,125	—	212,125
Subordinated notes	44,440	—	47,100	—	47,100
Accrued interest payable	1,574	—	1,574	—	1,574
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
The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$122,357	$14,754	$103,941	$4,684
Forward contracts related to mortgage loans to be delivered for sale	20,311	79	6,018	34
Interest rate lock commitments	100,792	1,673	25,519	256
Total derivatives included in other assets	$243,460	$16,506	$135,478	$4,974
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$122,357	$14,754	$103,941	$4,684
Forward contracts related to mortgage loans to be delivered for sale	80,247	465	20,633	33
Interest rate lock commitments	—	—	928	—
Total derivatives included in other liabilities	$202,604	$15,219	$125,502	$4,717

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

		For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	Location of Gain (Loss)	2020	2019	2020	2019
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking activities	$(831)	$(217)	$(2,789)	$(391)
Interest rate lock commitments	Mortgage banking activities	(110)	82	1,417	204
Total loss recognized in income		$(941)	$(135)	$(1,372)	$(187)
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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
June 30, 2020
Offsetting derivative assets:
Customer initiated derivatives	$14,754	$—	$14,754	$—	$—	$14,754
Offsetting derivative liabilities:
Customer initiated derivatives	14,754	—	14,754	—	14,913	(159)
December 31, 2019
Offsetting derivative assets:
Customer initiated derivatives	$4,684	$—	$4,684	$—	$—	$4,684
Offsetting derivative liabilities:
Customer initiated derivatives	4,684	—	4,684	—	4,375	309

NOTE 15—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$806	$35,210
Investment in banking subsidiary	221,792	178,240
Investment in captive insurance subsidiary	2,225	1,668
Income tax benefit	441	520
Other assets	79	99
Total assets	$225,343	$215,737
Liabilities
Subordinated notes	$44,457	$44,440
Accrued expenses and other liabilities	627	594
Total liabilities	45,084	45,034
Shareholders' equity	180,259	170,703
Total liabilities and shareholders' equity	$225,343	$215,737

Statements of Income and Comprehensive Income—Parent Company

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Income
Dividend income from bank subsidiary	$—	$—	$36,500	$—
Total income	$—	$—	$36,500	$—
Expenses
Interest on borrowed funds	11	—	22	—
Interest on subordinated notes	635	253	1,271	503
Other expenses	278	186	715	386
Total expenses	$924	$439	$2,008	$889
Income (loss) before income taxes and equity in (overdistributed) undistributed net earnings of subsidiaries	(924)	(439)	34,492	(889)
Income tax benefit	28	39	155	91
Equity in (overdistributed) undistributed earnings of subsidiaries	3,617	3,955	(27,816)	7,820
Net income	$2,721	$3,555	$6,831	$7,022
Other comprehensive income	1,891	3,813	3,668	5,882
Total comprehensive income, net of tax	$4,612	$7,368	$10,499	$12,904

Statements of Cash Flows—Parent Company

	For the six months ended June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$6,831	$7,022
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	27,816	(7,820)
Stock based compensation expense	42	31
Decrease in other assets, net	99	14
Increase (decrease) in other liabilities, net	(28)	70
Net cash provided by (used in) operating activities	34,760	(683)
Cash flows from investing activities
Cash used in acquisitions	(67,944)	—
Net cash used in investing activities	(67,944)	—
Cash flows from financing activities
Share buyback - redeemed stock	(620)	(1,620)
Common stock dividends paid	(695)	(542)
Proceeds from exercised stock options	95	156
Net cash used in financing activities	(1,220)	(2,006)
Net decrease in cash and cash equivalents	(34,404)	(2,689)
Beginning cash and cash equivalents	35,210	9,690
Ending cash and cash equivalents	$806	$7,001

NOTE 16—EARNINGS PER SHARE
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
The calculation of basic and diluted earnings per share using the two-class method for the periods noted below was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$2,721	$3,555	$6,831	$7,022
Net income allocated to participating securities	19	37	82	66
Net income allocated to common shareholders (1)	$2,702	$3,518	$6,749	$6,956
Weighted average common shares - issued	7,732	7,739	7,729	7,746
Average unvested restricted share awards	(56)	(81)	(93)	(74)
Weighted average common shares outstanding - basic	7,676	7,658	7,636	7,672
Effect of dilutive securities:
Weighted average common stock equivalents	45	114	77	116
Weighted average common shares outstanding - diluted	7,721	7,772	7,713	$7,788
EPS available to common shareholders
Basic earnings per common share	$0.35	$0.46	$0.88	$0.91
Diluted earnings per common share	$0.35	$0.45	$0.88	$0.89
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
Stock options for 160,668 and 30,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2020 and 2019, respectively, and 117,334 and 30,000 of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2020 and 2019, respectively, because they were antidilutive.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition as of and for the three and six months ended June 30, 2020. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Our principal business activities have been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We derive income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as fees received in connection with various lending and deposit services and originations and sales of residential mortgage loans. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.
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
        Our results of operations for the three and six months ended June 30, 2020 include the results of operations of AAB on and after January 2, 2020, including $176 thousand and $1.6 million of acquisition fees, respectively. Results for periods before January 2, 2020 reflect only those of Level One and do not include the results of operations of AAB. See "Note 2 - Business Combinations" for more information. In addition, all identifiable assets, including the intangible assets that consisted of $26.2 million in goodwill and $3.7 million in core deposit intangibles, and liabilities of AAB as of the merger date have been recorded at their estimated fair value and added to those of Level One. As of June 30, 2020, the Company had total consolidated assets of $2.54 billion, total consolidated deposits of $1.82 billion and total consolidated shareholders' equity of $180.3 million.

Recent Developments
Second Quarter Dividend. On June 17, 2020, the Company declared a second quarter 2020 cash dividend of $0.05 per share, payable on July 15, 2020.
Impact of COVID-19 pandemic. The COVID-19 pandemic in the United States has had, and is expected to continue to have, a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Michigan, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity as a result of the statewide stay-at-home order individuals were subject to from March 23, 2020 to June 1, 2020, with limited exceptions for certain essential workers and activities. In addition, individuals, companies and other organizations have voluntarily limited their economic activity in response to the pandemic. It is uncertain whether and to what extent additional restrictions on economic activities and social gatherings will be imposed in future periods. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. Up until June 22, 2020, the Bank had been serving its customers through its drive-thrus, by appointment only for in-person services, and online and mobile banking tools. While our branches reopened on June 22, 2020 to serve our clients, we will continue to be diligent in our efforts to follow all CDC guidelines in order to ensure the health and safety of our clients and team members.
As a result of the stay-at-home orders, our markets have experienced an unprecedented slow-down in economic activity and related increases in the state’s unemployment rate, which reached a high of 22.7% in April 2020 and remained elevated at 14.8% in June 2020, according to the Michigan Department of Technology, Management & Budget.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 - 0.25%.
•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Refer to Note 4 - Loans for further discussion of the CARES Act and its impact on TDRs.
•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.
•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes three new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (“MSNLF”), (2) the Main Street Priority Loan Facility (“MSPLF”), and (3) the Main Street Expanded Loan Facility (“MSELF”). MSNLF and MSPLF loans are unsecured term loans originated on or after April 24, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 24, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. The Company is planning to participate in one or more of the loan facilities established by the Main Street Business Lending Program.
•In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the restaurant and hospitality industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans. See “Part II-Item 1A. Risk Factors” for additional information regarding the effects and risks of the COVID-19 pandemic to our business, financial condition and results of operations.
Level One's Response to the COVID-19 Pandemic. Level One has taken comprehensive steps to help our customers, team members and communities during the current COVID-19 pandemic health crisis. For our customers, we have provided loan payment deferrals and offered fee waivers, among other actions. Through June 30, 2020, we have helped our consumer and small business customers by deferring loan payments and waiving fees on $414.5 million, or 29%, of non-PPP loans. Approximately 19% of the deferrals were interest-only modifications, of which the majority were 90-day modifications. In addition, as of July 20, 2020, we had $13.9 million of loans that requested an additional 90-day modification. As of June 30, 2020, we have originated $399.0 million in PPP loans to more than 2,000 small and mid-sized businesses.
We are continuing to enable the vast majority of our main office team members to work remotely each day. We have also taken significant actions to help ensure the safety of our team members whose roles require them to come into the office, which include the development, implementation and communication of a comprehensive return to office plan. In addition, while our branches have reopened to serve our clients, we will continue to be diligent in our efforts to follow all CDC guidelines in order to ensure the health and safety of our clients and team members. We will continue to evaluate this fluid situation and take additional actions as necessary.
To support our communities, we have made charitable donations, including one to a local health system, in order to help support the frontline workers impacted by the COVID-19 pandemic.

Level One also recognizes that some of the most impacted industries are the hospitality and food service industries. As of June 30, 2020, Level One had less than 0.5% and 4.5% of loan concentrations in the hospitality and food service industries, respectively.

Selected Financial Data - Unaudited

	As of and for the three months ended			As of and for the six months ended
(Dollars in thousands, except per share data)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Earnings Summary
Interest income	$20,396	$19,817	$17,657	$40,213	$35,099
Interest expense	4,163	4,997	5,216	9,160	9,940
Net interest income	16,233	14,820	12,441	31,053	25,159
Provision expense for loan losses	5,575	489	429	6,064	851
Noninterest income	7,789	4,690	3,477	12,479	5,763
Noninterest expense	15,083	14,562	11,167	29,645	21,535
Income before income taxes	3,364	4,459	4,322	7,823	8,536
Income tax provision	643	349	767	992	1,514
Net income	2,721	4,110	3,555	6,831	7,022
Net income allocated to participating securities (1)	19	47	37	82	66
Net income attributable to common shareholders (1)	$2,702	$4,063	$3,518	$6,749	$6,956
Per Share Data
Basic earnings per common share	$0.35	$0.53	$0.46	$0.88	$0.91
Diluted earnings per common share	0.35	0.53	0.45	0.88	0.89
Diluted earnings per common share, excluding acquisition and due diligence fees (2)	0.37	0.68	0.45	1.05	0.89
Book value per common share	23.31	22.74	21.07	23.31	21.07
Tangible book value per share (2)	18.09	17.54	19.81	18.09	19.81
Shares outstanding (in thousands)	7,734	7,731	7,728	7,734	7,728
Average basic common shares (in thousands)	7,676	7,637	7,741	7,636	7,746
Average diluted common shares (in thousands)	7,721	7,738	7,856	7,713	7,862
Selected Period End Balances
Total assets	$2,541,696	$1,936,823	$1,505,376	$2,541,696	$1,505,376
Securities available-for-sale	217,172	230,671	218,145	217,172	218,145
Total loans	1,815,353	1,466,407	1,166,501	1,815,353	1,166,501
Total deposits	1,821,351	1,470,608	1,229,445	1,821,351	1,229,445
Total liabilities	2,361,437	1,761,055	1,342,509	2,361,437	1,342,509
Total shareholders' equity	180,259	175,768	162,867	180,259	162,867
Tangible shareholders' equity (2)	139,913	135,578	153,121	139,913	153,121
Performance and Capital Ratios
Return on average assets	0.46%	0.87%	0.95%	0.65%	0.95%
Return on average equity	6.02	9.40	8.92	7.68	8.95
Net interest margin (fully taxable equivalent) (3)	2.98	3.42	3.50	3.17	3.63
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	62.79	74.64	70.15	68.10	69.64
Dividend payout ratio	14.22	7.52	8.69	10.19	7.72
Total shareholders' equity to total assets	7.09	9.08	10.82	7.09	10.82
Tangible equity to tangible assets (2)	5.59	7.15	10.24	5.59	10.24
Common equity tier 1 to risk-weighted assets	8.76	8.10	11.49	8.76	11.49
Tier 1 capital to risk-weighted assets	8.76	8.10	11.49	8.76	11.49
Total capital to risk-weighted assets	12.81	11.68	13.62	12.81	13.62
Tier 1 capital to average assets (leverage ratio)	6.21	7.08	10.01	6.21	10.01
Asset Quality Ratios:
Net charge-offs to average loans	0.34%	0.05%	0.01%	0.21%	0.02%
Nonperforming assets as a percentage of total assets	0.33	0.89	0.99	0.33	0.99
Nonaccrual loans as a percent of total loans	0.46	1.04	1.25	0.46	1.25
Allowance for loan losses as a percentage of period-end loans	0.94	0.89	1.06	0.94	1.06
Allowance for loan losses as a percentage of nonaccrual loans	206.37	85.32	84.94	206.37	84.94
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	195.04	80.34	79.41	195.04	79.41
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

(Dollars in thousands, except per share data)	June 30, 2020	March 31, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders' equity	$180,259	$175,768	$162,867
Less:
Goodwill	35,554	36,216	9,387
Other intangible assets, net	4,792	3,974	359
Tangible shareholders' equity	$139,913	$135,578	$153,121

Shares outstanding (in thousands)	7,734	7,731	7,728
Tangible book value per share	$18.09	$17.54	$19.81

Total assets	$2,541,696	$1,936,823	$1,505,376
Less:
Goodwill	35,554	36,216	9,387
Other intangible assets, net	4,792	3,974	359
Tangible assets	$2,501,350	$1,896,633	$1,495,630

Tangible equity to tangible assets	5.59%	7.15%	10.24%

	For the three months ended			As of and for the six months ended
(Dollars in thousands, except per share data)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income, as reported	$2,721	$4,110	3,555	$6,831	7,022
Acquisition and due diligence fees	176	1,471	—	1,647	—
Income tax benefit (1)	(34)	(295)	—	(329)	—
Net income, excluding acquisition and due diligence fees	$2,863	$5,286	3,555	$8,149	7,022

Diluted earnings per share, as reported	$0.35	$0.53	$0.45	$0.88	$0.89
Effect of acquisition and due diligence fees, net of income tax benefit	0.02	0.15	—	0.17	—
Diluted earnings per common share, excluding acquisition and due diligence fees	$0.37	$0.68	$0.45	$1.05	$0.89
(1) Assumes income tax rate of 21% on deductible acquisition expenses.

Results of Operations
Net Income
We had net income of $2.7 million, or $0.35 per diluted common share, for the three months ended June 30, 2020, compared to $3.6 million, or $0.45 per diluted common share, for the three months ended June 30, 2019. The decrease of $834 thousand in net income primarily reflected increases of $5.1 million in provision for loan losses as a result of the economic factors relating to COVID-19 and $3.9 million in noninterest expense mainly as a result of higher salary and employee benefits. This was partially offset by increases of $4.3 million in noninterest income, primarily as a result of higher mortgage banking income, and $3.8 million in net interest income due to higher interest income on loans and lower interest expense on deposits year over year.
We had net income of $6.8 million, or $0.88 per diluted common share, for the six months ended June 30, 2020, compared to $7.0 million, or $0.89 per diluted common share, for the six months ended June 30, 2019. The decrease of $191 thousand in net income primarily reflected increases of $8.1 million in noninterest expense, primarily due to higher salary and employee benefits as well as increase acquisition and due diligence fees, and $5.2 million in provision for loan losses. This was partially offset by increases of $6.7 million in noninterest income and $5.9 million in net interest income and a decrease of $522 thousand in income tax provision. The factors contributing to the increases in noninterest income and net interest income year over year are noted above.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings).
Net interest income of $16.2 million in the second quarter of 2020 was $3.8 million higher than net interest income of $12.4 million in the second quarter of 2019. The three months ended June 30, 2020 included a $2.7 million increase in interest income as well as a $1.1 million decrease in interest expense, compared to the same period in 2019. The increase in interest income was primarily driven by increases of $3.2 million in interest and fees on loans partially offset by a decrease of $311 thousand in interest on investment securities. The increase in interest and fees on loans for the three months ended June 30, 2020 compared to 2019, was mainly driven by an increase of $591.4 million in the average balance of loans primarily as a result of the origination of $399.0 million of PPP loans and the acquisition of Ann Arbor State Bank. In the second quarter of 2020, we earned $1.4 million of the total projected $12.1 million net SBA fees on PPP loans, with the remaining expected to be earned over the life of the loans, the majority of which are expected to mature two years from the date of funding unless modified by the lender and borrower. In addition to the net SBA fees, the Bank also recognized $769 thousand of interest income on the PPP loans. The decrease in interest on investment securities was mainly due to lower average interest rates combined with lower average balances. The decrease in interest expense was primarily driven by a decrease of $1.7 million in interest expense on deposits partially offset by increases of $383 thousand of interest expense on subordinated notes and $297 thousand of interest expense on borrowed funds. The decrease in deposit interest expense during the three months ended June 30, 2020 compared to 2019 was primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds interest rate of 150 basis points during first quarter 2020 and 75 basis points in the second half of 2019. The increase in interest expense on subordinated notes was primarily due to the issuance of $30.0 million of subordinated debt in the fourth quarter of 2019. The increase in interest expense on borrowings was mainly driven by an increase of $293.3 million in the average balance of borrowings primarily as a result of funding PPP loans.
Net interest income of $31.1 million for the six months ended June 30, 2020 was $5.9 million higher than the net interest income of $25.2 million for the six months ended June 30, 2019. The six months ended June 30, 2020 included a $5.1 million increase in interest income as well as a $780 thousand decrease in interest expense, compared to the same period in 2020. The increase in interest income was primarily driven by increases of $5.7 million in interest and fees on loans partially offset by a decrease of $497 thousand in interest on investment securities. The increase in interest and fees on loans for the six months ended June 30, 2020 compared to 2019, was mainly driven by an increase of $462.4 million in the average balance of loans primarily as a result of the same factors noted above. The decrease in interest expense was primarily driven by a decrease of $2.0 million in interest expense on deposits partially offset by increases of $768 thousand in interest expense on subordinated notes and $474 thousand in interest expense on borrowed funds. The increase in interest expense on borrowings was mainly driven by an increase of $211.5 million in the average balance of borrowings primarily as a result of funding PPP loans. The decreases in interest on investment securities and deposit interest expense during the six months ended June 30, 2020 compared to 2019 are due to the same factors mentioned above.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the three months ended June 30, 2020 was 2.98%, compared to 3.50% for the same period in 2019. The decrease of 52 basis points in the net interest margin year over year was primarily a result of lower average loan yield as well as lower yields on interest earning cash balances. Average loan yield decreased to 4.34% for the second quarter of 2020, compared to 5.43% for the second quarter of 2019, primarily due to the target federal funds interest rate dropping 150 basis points in March 2020 in response to the COVID-19 pandemic and decreasing 75 basis points in the second half of 2019. Another contributing factor to the decrease in loan yields was the impact of the PPP loans originated during the second quarter of 2020 which had a yield of 3.04%, net of deferred fees/costs, compared to the non-PPP loans which had a yield of 4.60%. The decrease in loan yields was accompanied by a corresponding decrease in the cost of funds, which declined 98 basis points to 1.09% in the second quarter 2020 from 2.07% in the second quarter of 2019. Finally, during the second quarter of 2020, our average cash balances of $226.9 million, of which the vast majority comprised of excess funding from the PPP process, earned 0.12% which negatively affected the net interest margin. As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin will decrease in future periods.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended June 30, 2020 and 2019, the yield on total loans was impacted by 4 basis points and 14 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended June 30, 2020 and 2019, benefited by 6 basis points and 11 basis points, respectively, as a result of the excess accretable yield. As of June 30, 2020 and December 31, 2019, our remaining accretable yield was $8.4 million and $9.1 million, respectively, and our nonaccretable difference was $2.7 million and $3.9 million, respectively.
Our net interest margin (FTE) for the six months ended June 30, 2020 was 3.17%, compared to 3.63% for the same period in 2019. The decrease of 46 basis points reflected the lower average loan yield as well as lower average interest earning cash yield that is described above. For the six months ended June 30, 2020 and 2019, the average yield on total loans was 4.64% and 5.53%, respectively. The yield on total loans was impacted by 6 basis points and 15 basis points, respectively due to the accretable yield on purchased credit impaired loans. Our net interest margin for the six months ended June 30, 2020 and 2019, benefited by 7 basis points and 13 basis points, respectively, as a result of the excess accretable yield.

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
Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,756,234	$18,959	4.34%	$1,164,871	$15,762	5.43%
Investment securities(4):
Taxable	115,271	594	2.07	143,841	980	2.73
Tax-exempt	102,955	670	3.22	87,287	595	3.26
Interest-earning cash balances	226,931	67	0.12	32,606	206	2.53
Federal Home Loan Bank stock	12,398	106	3.44	8,325	114	5.49
Total interest-earning assets	$2,213,789	$20,396	3.73%	$1,436,930	$17,657	4.96%
Non-earning assets:
Cash and due from banks	26,350			24,347
Premises and equipment	16,300			13,239
Goodwill	36,209			9,387
Other intangible assets, net	4,297			376
Bank-owned life insurance	17,888			11,948
Allowance for loan losses	(13,081)			(12,039)
Other non-earning assets	52,153			16,804
Total assets	$2,353,905			$1,500,992
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$115,176	$72	0.25%	$56,434	$69	0.49%
Money market and savings deposits	457,576	561	0.49	295,371	1,125	1.53
Time deposits	570,052	2,251	1.59	582,874	3,423	2.36
Borrowings	352,554	643	0.73	59,272	346	2.33
Subordinated notes	44,456	636	5.75	14,910	253	6.78
Total interest-bearing liabilities	$1,539,814	$4,163	1.09%	$1,008,861	$5,216	2.07%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	$603,552			$315,530
Other liabilities	29,750			17,144
Shareholders' equity	180,789			159,457
Total liabilities and shareholders' equity	$2,353,905			$1,500,992
Net interest income		$16,233			$12,441
Interest spread			2.64%			2.89%
Net interest margin(5)			2.95			3.47
Tax equivalent effect			0.03			0.03
Net interest margin on a fully tax equivalent basis			2.98%			3.50%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $154 thousand and $115 thousand on tax-exempt securities for the three months ended June 30, 2020 and 2019, respectively, using the federal corporate tax rate of 21%.
(3) Includes nonaccrual loans.
(4) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the six months ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Revenue/Expense(1)	Average Yield/Rate(2)	Average Balance	Interest Revenue/Expense(1)	Average Yield/Rate(2)
Interest-earning assets:
Gross loans(3)	$1,607,565	$37,087	4.64%	$1,145,151	$31,413	5.53%
Investment securities(4):
Taxable	116,554	1,278	2.21	142,569	1,916	2.71
Tax-exempt	98,406	1,281	3.20	84,041	1,140	3.28
Interest-earning cash balances	152,239	324	0.43	30,353	382	2.54
Federal Home Loan Bank stock	12,392	243	3.94	8,235	248	6.01
Total interest-earning assets	$1,987,156	$40,213	4.10%	$1,410,439	$35,099	5.05%
Non-earning assets:
Cash and due from banks	25,567			24,570
Premises and equipment	16,399			13,264
Goodwill	36,065			9,387
Other intangible assets, net	4,136			401
Bank-owned life insurance	17,799			11,921
Allowance for loan losses	(12,904)			(11,802)
Other non-earning assets	43,578			14,335
Total assets	$2,117,796			$1,472,515
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$110,706	$197	0.36%	$54,875	$117	0.43%
Money market and savings deposits	430,644	1,661	0.78	300,903	2,219	1.49
Time deposits	558,945	4,858	1.75	563,609	6,402	2.29
Borrowings	269,070	1,173	0.88	57,553	699	2.45
Subordinated notes	44,460	1,271	5.75	14,903	503	6.79
Total interest-bearing liabilities	$1,413,825	$9,160	1.30%	$991,843	$9,940	2.02%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	$498,535			$308,146
Other liabilities	27,622			15,648
Shareholders' equity	177,814			156,878
Total liabilities and shareholders' equity	$2,117,796			$1,472,515
Net interest income		$31,053			$25,159
Interest spread			2.80%			3.03%
Net interest margin(5)			3.14%			3.60%
Tax equivalent effect			0.03			0.03%
Net interest margin on a fully tax equivalent basis			3.17%			3.63%
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $286 thousand and $226 thousand on tax-exempt securities for the six months ended June 30, 2020 and 2019, respectively, using the federal corporate tax rate of 21%.
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

	For the three months ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(3,657)	$6,854	$3,197
Investment securities:
Taxable	(213)	(173)	(386)
Tax-exempt	(50)	125	75
Interest-earning cash balances	(358)	219	(139)
FHLB Stock	(8)	—	(8)
Total interest income	(4,286)	7,025	2,739
Interest-bearing liabilities
Interest-bearing demand deposits	(45)	48	3
Money market and savings deposits	(995)	431	(564)
Time deposits	(1,099)	(73)	(1,172)
Borrowings	(379)	676	297
Subordinated debt	(45)	428	383
Total interest expense	(2,563)	1,510	(1,053)
Change in net interest income	$(1,723)	$5,515	$3,792

	For the six months ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(5,579)	$11,253	$5,674
Investment securities:
Taxable	(319)	(319)	(638)
Tax-exempt	(88)	229	141
Interest-earning cash balances	(537)	479	(58)
FHLB Stock	(103)	98	(5)
Total interest income	(6,626)	11,740	5,114
Interest-bearing liabilities
Interest-bearing demand deposits	(23)	103	80
Money market and savings deposits	(1,300)	742	(558)
Time deposits	(1,491)	(53)	(1,544)
Borrowings	(691)	1,165	474
Subordinated debt	(85)	853	768
Total interest expense	(3,590)	2,810	(780)
Change in net interest income	$(3,036)	$8,930	$5,894

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of June 30, 2020, and December 31, 2019, our remaining accretable yield was $8.4 million and $9.1 million, and our nonaccretable difference was $2.7 million and $3.9 million, respectively.
The provision for loan losses was a provision expense of $5.6 million for the three months ended June 30, 2020 compared to a $429 thousand provision expense for the same period in 2019. The $5.1 million increase in the provision for loan losses was primarily due to a $3.6 million increase in general reserves due to an adjustment of the economic qualitative factors within the allowance for loan loss model as a result of the deterioration of macroeconomic factors from the COVID-19 pandemic. In addition, there was a $1.3 million increase in provision resulting from a $1.3 million chargeoff on a nonaccrual loan that was subsequently sold during the quarter.
The provision for loan losses was a provision expense of $6.1 million for the six months ended June 30, 2020, compared to $851 thousand provision benefit for the six months ended June 30, 2019. The increase of $5.2 million in the provision for loan losses was due to the same factors mentioned above. The Company will continue to monitor the impacts of the COVID-19 pandemic and will re-evaluate the appropriateness of the provision for loan losses in future quarters as needed.
Noninterest Income
The following table presents noninterest income for the three and six months ended June 30, 2020 and 2019.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Noninterest income
Service charges on deposits	$548	$662	$1,182	$1,287
Net gain on sales of securities	899	7	1,428	—
Mortgage banking activities	5,684	2,316	8,272	3,436
Other charges and fees	658	492	1,597	1,040
Total noninterest income	$7,789	$3,477	$12,479	$5,763
Noninterest income increased $4.3 million to $7.8 million for the three months ended June 30, 2020 compared to $3.5 million for the same period in 2019. The increase in noninterest income was primarily due to increases in mortgage banking activities of $3.4 million and net gains on sales of securities of $892 thousand. The increase in the mortgage banking activities was mainly attributable to $61.7 million higher mortgage loan originations held for sale and $64.2 million higher mortgage loans sold as a result of the lower interest rate environment in the second quarter of 2020. The increase in net gain on sales of securities was due to sales of state and political subdivisions securities in an effort to reposition our investment portfolio.
Noninterest income increased $6.7 million to $12.5 million for the six months ended June 30, 2020, compared to $5.8 million for the same period in 2019. The increase in noninterest income was primarily due to increases in mortgage banking activities of $4.8 million and net gains on sales of securities of $1.4 million. The increase in the mortgage banking activities was mainly attributable to $113.3 million higher mortgage loan originations held for sale and $121.7 million higher mortgage loans sold as a result of the lower interest rate environment in the first half of 2020. The increase in the net gain on sales of securities was due to the same factors mentioned above.
Noninterest Expense
The following table presents noninterest expense for the three and six months ended June 30, 2020 and 2019.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Noninterest expense
Salary and employee benefits	$9,598	$7,193	$18,228	$14,106
Occupancy and equipment expense	1,567	1,168	3,095	2,372
Professional service fees	941	385	1,333	747
Acquisition and due diligence fees	176	—	1,647	—
Marketing expense	230	288	452	464
Data processing expense	910	606	1,757	1,201
Printing and supplies expense	173	104	309	172
Core deposit premium amortization	192	36	384	88
Other expense	1,296	1,387	2,440	2,385
Total noninterest expense	$15,083	$11,167	$29,645	$21,535
Noninterest expense increased $3.9 million to $15.1 million for the three months ended June 30, 2020, as compared to $11.2 million for the same period in 2019. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $2.4 million, professional service fees of $556 thousand, occupancy and equipment expense of $399 thousand, data processing expense of $304 thousand, acquisition and due diligence fees of $176 thousand and core deposit premium amortization of $156 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $1.8 million in mortgage commissions expense as well as an increase of 34 full-time equivalent employees, mainly attributable to the acquisition of Ann Arbor State Bank. The increase in professional service fees was primarily due to professional fees in the mortgage area, as well as internal audit fees. The increase in occupancy and equipment expense was primarily attributable to increased building rent and other expenses related to the addition of the three new branches acquired with Ann Arbor State Bank, as well as incremental increases as a result of organic growth in the organization. The increase in data processing expense was as a result of higher residential mortgage volumes as well as organic growth in the organization. The increase in acquisition and due diligence fees and core deposit premium amortization related to the merger with Ann Arbor State Bank, which closed on January 2, 2020. Acquisition and due diligence fees comprised of contract terminations, core system conversion, as well as severance and retention payments. As a result of the acquisition, the Company recorded $3.7 million of core deposit premiums, leading to the increased amortization expense on core deposit intangibles compared to the same period in prior year.
Noninterest expense increased $8.1 million to $29.6 million for the six months ended June 30, 2020, as compared to $21.5 million for the same period in 2019. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $4.1 million, acquisition and due diligence fees of $1.6 million, occupancy and equipment expense of $723 thousand, professional service fees of $586 thousand, data processing expense of $556 thousand, core deposit premium amortization of $296 thousand, and printing and supplies expense of $137 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $2.7 million in mortgage commissions expense as well as an increase of 27 full-time equivalent employees. The increase in acquisition and due diligence fees, occupancy and equipment expense, professional service fees and core deposit premium amortization were attributable to the same factors mentioned above. The increase in data processing expense was primarily attributable to the retention and maintenance of Ann Arbor State Bank legacy systems during the first quarter of 2020 prior to system integration, in addition to the organic growth in the organization. The increase in printing and supplies expense is the result of growth throughout the organization, both through the acquisition and organically.
Income Taxes and Tax-Related Items
During the three months ended June 30, 2020, we recognized income tax expense of $643 thousand on $3.4 million of pre-tax income resulting in an effective tax rate of 19.1% compared to the same period in 2019, in which we recognized an income tax expense of $767 thousand on $4.3 million of pre-tax income, resulting in an effective tax rate of 17.7%.
During the six months ended June 30, 2020, we recognized income tax expense of $992 thousand on $7.8 million of pre-tax income resulting in an effective tax rate of 12.7%, compared to the same period in 2019, in which we recognized an income tax expense of $1.5 million on $8.5 million of pre-tax income, resulting in an effective tax rate of 17.7%.
The decrease in income tax provision for the six months ended June 30, 2020 compared to the same period in 2019 was primarily as a result of a $290 thousand tax benefit related to the Ann Arbor State Bank net operating loss (NOL) resulting from the CARES Act provision that allows for NOLs generated in 2018 to 2020 to be carried back five years. Additionally, disqualified dispositions of Ann Arbor State Bank’s stock options generated a $175 thousand tax benefit.
Refer to Note 9 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the three and six months ended June 30, 2020 and 2019.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Securities available-for-sale:
U.S. government sponsored entities and agencies	$7,253	$—
State and political subdivision	119,093	93,747
Mortgage-backed securities: residential	8,680	10,565
Mortgage-backed securities: commercial	8,696	8,779
Collateralized mortgage obligations: residential	7,402	8,529
Collateralized mortgage obligations: commercial	31,267	23,181
U.S. Treasury	1,006	1,999
SBA	19,490	21,984
Asset backed securities	9,771	10,084
Corporate bonds	4,514	2,037
Total securities available-for-sale	$217,172	$180,905
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At June 30, 2020, total investment securities were $217.2 million, or 8.5% of total assets, compared to $180.9 million, or 11.4% of total assets, at December 31, 2019. The $36.3 million increase in securities available-for-sale from December 31, 2019 to June 30, 2020, was primarily due to the acquisition of Ann Arbor State Bank, which contributed $47.4 million of investment securities as of January 2, 2020. In addition, we repositioned our investment portfolio through purchases of investment securities of $38.7 million and sales, calls, payoffs and maturities of investment securities of $46.0 million. Securities with a carrying value of $92.8 million and $27.3 million were pledged at June 30, 2020 and December 31, 2019, respectively, to secure borrowings, deposits and mortgage derivatives.
As of June 30, 2020, the Company held 66 tax-exempt state and local municipal securities totaling $48.7 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2020 and December 31, 2019. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	June 30, 2020
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$1,507	1.59%	$5,603	1.62%	$—	—%	$—	—%
State and political subdivision	2,272	2.07	9,950	2.41	28,476	2.83	71,045	3.18
Mortgage-backed securities: residential	—	—	116	1.08	120	1.81	8,227	1.18
Mortgage-backed securities: commercial	—	—	4,825	2.27	1,420	2.64	1,817	3.64
Collateralized mortgage obligations: residential	—	—	55	4.05	612	2.05	6,605	1.70
Collateralized mortgage obligations: commercial	1,012	1.43	9,552	3.08	11,197	1.80	8,147	2.43
U.S. Treasury	1,000	1.65	—	—	—	—	—	—
SBA	—	—	—	—	9,721	1.30	9,865	1.27
Asset backed securities	—	—	—	—	—	—	10,352	1.50
Corporate bonds	2,473	2.70	2,013	3.08	—	—	—	—
Total securities available-for-sale	$8,264	2.04%	$32,114	2.49%	$51,546	2.30%	$116,058	2.60%

	December 31, 2019
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
State and political subdivision	$1,375	2.25%	$3,747	2.24%	$18,566	2.95%	$65,616	3.38%
Mortgage-backed securities: residential	—	—	153	0.93	143	2.07	10,313	2.84
Mortgage-backed securities: commercial	431	0.99	4,874	2.27	1,435	2.65	1,827	3.64
Collateralized mortgage obligations: residential	—	—	—	—	727	2.15	7,814	2.11
Collateralized mortgage obligations: commercial	—	—	9,031	2.87	4,371	2.83	9,489	2.39
U.S. Treasury	—	—	1,976	2.06	—	—	—	—
SBA	—	—	—	—	8,706	2.59	13,345	2.49
Asset backed securities	—	—	—	—	—	—	10,390	2.59
Corporate bonds	1,006	2.44	1,024	4.43	—	—	—	—
Total securities available-for-sale	$2,812	2.13%	$20,805	2.60%	$33,948	2.81%	$118,794	3.01%
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
Commercial and industrial loans include financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners. The PPP loans funded during the second quarter of 2020, which are guaranteed by the SBA, are reported within the commercial and industrial loan category.

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
The following table details our loan portfolio by loan type at the dates presented:

	As of June 30,	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial real estate:
Non-owner occupied	$451,906	$388,515	$367,671	$343,420	$322,354
Owner occupied	273,577	216,131	194,422	168,342	169,348
Total commercial real estate	725,483	604,646	562,093	511,762	491,702
Commercial and industrial	790,353	410,228	383,455	377,686	342,069
Residential real estate	294,041	211,839	180,018	144,439	118,730
Consumer	5,476	896	999	1,036	892
Total loans	$1,815,353	$1,227,609	$1,126,565	$1,034,923	$953,393
Total loans were $1.82 billion at June 30, 2020, an increase of $587.7 million from December 31, 2019. The growth in our loan portfolio compared to December 31, 2019 was primarily due to the origination of $399.0 million in SBA PPP loans. The acquisition of Ann Arbor State Bank also contributed $224.1 million of loans as of January 2, 2020. The loan growth was partially offset by $37.2 million of runoff of acquired loans and $1.8 million of runoff of originated loans during the first two quarters of 2020. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of June 30, 2020, approximately 40.0% of our loans were commercial real estate, 43.5% were commercial and industrial, and 16.5% were residential real estate and consumer loans. The loan mix was affected by PPP loans, which fall into the commercial and industrial loan type.
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

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of June 30, 2020.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
June 30, 2020
Commercial real estate	$75,511	$462,226	$187,746	$725,483
Commercial and industrial	130,998	580,822	78,533	790,353
Residential real estate	11,276	9,126	273,639	294,041
Consumer	3,750	1,567	159	5,476
Total loans	$221,535	$1,053,741	$540,077	$1,815,353
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$939,158	$174,809
Floating interest rates		114,583	365,268
Total		$1,053,741	$540,077
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
A loan is categorized as a troubled debt restructuring if a concession is granted, such as to provide for the reduction of either interest or principal, due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than the current market rate, forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. In accordance with bank regulatory guidance, troubled debt restructurings do not include short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief.
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
Total classified and criticized loans as of June 30, 2020 compared to December 31, 2019 were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Classified loans:
Substandard	$10,947	$20,569
Doubtful	1,473	1,838
Total classified loans	$12,420	$22,407
Special mention	16,836	17,292
Total classified and criticized loans	$29,256	$39,699
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of June 30,	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans
Commercial real estate	$3,649	$4,832	$5,927	$2,257	$147
Commercial and industrial	2,377	11,112	9,605	9,024	13,389
Residential real estate	2,226	2,569	2,915	2,767	1,498
Consumer	16	16	—	—	—
Total nonaccrual loans(1)	8,268	18,529	18,447	14,048	15,034
Other real estate owned	61	921	—	652	258
Total nonperforming assets	8,329	19,450	18,447	14,700	15,292
Performing troubled debt restructurings
Commercial real estate	—	—	—	—	290
Commercial and industrial	549	547	568	961	1,018
Residential real estate	600	359	363	261	207
Total performing troubled debt restructurings	1,149	906	931	1,222	1,515
Total impaired assets, excluding ASC 310-30 loans	$9,478	$20,356	$19,378	$15,922	$16,807
Loans 90 days or more past due and still accruing	$903	$157	$243	$440	$377
______________________________________________________
(1)Nonaccrual loans include nonperforming troubled debt restructurings of $2.3 million, $3.0 million, $5.0 million, $6.4 million, and $5.8 million at the respective dates indicated above.
During the six months ended June 30, 2020 and 2019, the Company recorded $125 thousand and $441 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.`
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $6.1 million, $6.0 million, $7.9 million, $9.7 million, and $11.6 million at the respective dates indicated in the table above. The increase in purchase credit impaired loans as of June 30, 2020 compared to December 31, 2019 was due to the acquisition of Ann Arbor State Bank.

Nonperforming assets decreased $11.1 million as of June 30, 2020 compared to December 31, 2019. The decrease in nonperforming assets was attributable to a decrease of $10.2 million in nonaccrual loans and a decrease of $860 thousand in other real estate owned. The decrease in nonaccrual loans was primarily due to the sale of a $7.9 million commercial loan relationship on nonaccrual status and the transfer of a $1.0 million commercial loan relationship from nonaccrual loans to other real estate owned. The decrease in other real estate owned assets was due to the sale of three properties totaling $2.0 million during the second quarter of 2020, partially offset by the transfer of a commercial loan relationship from nonaccrual loans to other real estate owned as mentioned above.
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
The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$12,989	$11,960	$12,674	$11,566
Loan charge-offs:
Commercial real estate	—	(74)	—	(74)
Commercial and industrial	(1,532)	(20)	(1,719)	(115)
Consumer	(12)	(8)	(43)	(14)
Total loan charge-offs	(1,544)	(102)	(1,762)	(203)
Recoveries of loans previously charged-off:
Commercial real estate	—	1	—	1
Commercial and industrial	24	41	32	91
Residential real estate	7	22	41	43
Consumer	12	2	14	4
Total loan recoveries	43	66	87	139
Net charge-offs	(1,501)	(36)	(1,675)	(64)
Provision expense for loan losses	5,575	429	6,064	851
Balance at end of period	$17,063	$12,353	$17,063	$12,353
Allowance for loan losses as a percentage of period-end loans	0.94%	1.06%	0.94%	1.06%
Net charge-offs to average loans	0.34	0.01	0.21	0.02
Our allowance for loan losses was $17.1 million, or 0.94% of loans, at June 30, 2020 compared to $12.7 million, or 1.03% of loans, at December 31, 2019. The $4.4 million increase in the allowance for loan losses since December 31, 2019 was primarily due to an increase in general reserves related to a 25 basis point increase of the economic qualitative factors, reflecting the expected economic impact of the COVID-19 pandemic.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
June 30, 2020
Balance at end of period applicable to:
Commercial real estate	$7,987	40.0%
Commercial and industrial	6,496	43.5
Residential real estate	2,565	16.2
Consumer	15	0.3
Total loans	$17,063	100.0%
December 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,773	49.2%
Commercial and industrial	5,515	33.4
Residential real estate	1,384	17.3
Consumer	2	0.1
Total loans	$12,674	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9
Residential real estate	1,030	12.5
Consumer	3	0.1
Total loans	$11,089	100.0%
Goodwill
The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill. Total goodwill was $35.6 million at June 30, 2020 and $9.4 million at December 31, 2019.
In its interim period goodwill impairment assessment, triggered by the COVID-19 pandemic, the Company documented that its net income and earnings during the second quarter were solid, with net income of $2.7 million, or $0.35 diluted earnings per share, despite the $3.6 million of provision expense due to a 25 basis point increase in the economic condition qualitative factor as a result of the COVID-19 pandemic. Second quarter earnings were positively impacted by the significant increase in residential mortgage fee income driven by record levels of residential mortgage originations. Due to the increased demand for residential mortgages, mortgage banking income increased 172% since fourth quarter of 2019 and 145% since second quarter of 2019. The PPP also positively contributed to the results of the second quarter 2020, as the Company originated $399.0 million of PPP loans with $2.2 million in interest income and fees recognized in the second quarter.
In addition to the balance sheet growth resulting from the acquisition of AAB, the Company experienced organic loan growth of $400.8 million from December 31, 2019 to June 30, 2020 , primarily due to the PPP. Furthermore, the credit quality of the Company's loan portfolio remained strong during the second quarter 2020, with nonaccrual loans decreasing $10.3 million compared to December 31, 2019. In addition, the delinquency of our loan portfolio has improved with loans in the "30 days or more past due" classification decreasing $6.3 million compared to December 31, 2019.
In evaluating whether it is more likely than not that the fair value of the Bank’s operations was less than the carrying amount, the Company assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. Despite the Bank’s market capitalization declining from December 2019 to June 2020 as a result of the COVID-19 pandemic, the Bank’s financial performance has remained positive. This is evidenced by the strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, second quarter revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net SBA fees related to PPP loans funded during second quarter of 2020. In assessing the totality of the events and circumstances, management determined that it is more likely than not that the fair value of the Bank’s operations, from a qualitative perspective, exceeds the book value. As such, we do not believe goodwill was impaired as of June 30, 2020, and the two-step impairment test was deemed unnecessary.
Deposits
Total deposits were $1.82 billion at June 30, 2020 and $1.14 billion at December 31, 2019, representing 77.1% and 80.3% of total liabilities, respectively. The increase in deposits of $685.9 million was comprised of increases of $375.4 million in demand deposits, $158.7 million in money market and savings deposits and $151.9 million in time deposits. The increase in deposits was primarily due to $421.1 million of organic deposit growth during the six months ended June 30, 2020 mainly as a result of PPP loan funds deposited into customer accounts during the second quarter of 2020. In addition, the acquisition of Ann Arbor State Bank in first quarter of 2020 contributed $264.8 million in deposits.
Our average interest-bearing deposit costs were 1.23% and 1.92% for the six months ended June 30, 2020 and 2019, respectively. The decrease in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the decrease in overnight market rates, as measured by the target federal funds interest rate. The target federal funds interest rate decreased 75 basis points during the second half of the year ended December 31, 2019 and decreased 150 basis points during the six months ended June 30, 2020.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At June 30, 2020 and December 31, 2019, the Company had approximately $109.5 million and $67.4 million of brokered deposits, respectively. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
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
The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended June 30, 2020
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$603,552	34.5%	—%
Interest-bearing demand deposits	115,176	6.6	0.25
Money market and savings deposits	457,576	26.2	0.49
Time deposits	570,052	32.7	1.59
Total deposits	$1,746,356	100.0%	0.66%

	Six Months Ended June 30, 2020
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$498,535	31.2%	—%
Interest-bearing demand deposits	110,706	6.9	0.36
Money market and savings deposits	430,644	26.9	0.78
Time deposits	558,945	35.0	1.75
Total deposits	$1,598,830	100.0%	0.84%
The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	June 30, 2020
Maturing in:
3 months or less	$744
3 months to 6 months	142,574
6 months to 1 year	112,623
1 year or greater	192,850
Total	$448,791

Borrowings
Total debt outstanding at June 30, 2020 was $499.6 million, an increase of $242.9 million from $256.7 million at December 31, 2019. The increase in total borrowings was primarily due to increases of $270.4 million in FRB borrowings to help facilitate the funding of PPP loans, and $38.2 million in long-term FHLB advances, partially offset by decreases of $60.0 million in short-term FHLB advances, $5.0 million in federal funds purchased and $698 thousand in securities sold under agreements to repurchase.
At June 30, 2020, the Company had $270.4 million of debt outstanding with the Federal Reserve Bank under the PPP Liquidity Facility. The FRB borrowings bear a 0.35% fixed interest rate and mature two years after the origination date of the respective PPP loans that have been pledged to secure them.
At June 30, 2020, FHLB advances were secured by a blanket lien on $523.1 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $530 thousand. At December 31, 2019, FHLB advances were secured by a blanket lien on $408.9 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.5 million.
As of June 30, 2020, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $543 thousand related to these subordinated notes. As of December 31, 2019, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $560 thousand related to these subordinated notes.
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
The $30.0 million of subordinated notes issued on December 18, 2019 bear a fixed interest rate of 4.75% per annum, payable semiannually through December 18, 2024. The notes will bear a floating interest rate of three-month secured overnight financing rate (SOFR) plus 311 basis points payable quarterly after December 18, 2024 through maturity. The notes mature no later than December 18, 2029, and the Company has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a Tier 2 capital event or tax event. The issuance of the $30.0 million subordinated notes reflected management's efforts to fund the liquidity needs of the Company as well as pay the merger consideration to purchase Ann Arbor State Bank.

Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Securities sold under agreements to repurchase
Average daily balance	$189	$515	$415	$524
Weighted-average rate during period	0.30%	0.30%	0.30%	0.30%
Amount outstanding at period end	$153	$525	$153	$525
Weighted-average rate at period end	0.30%	0.30%	0.30%	0.30%
Maximum month-end balance	$260	$525	$936	$682
FHLB Advances
Average daily balance	$7,692	$29,505	$8,214	$38,716
Weighted-average rate during period	0.29%	2.24%	0.98%	2.48%
Amount outstanding at period end	$—	$45,000	$—	$45,000
Weighted-average rate at period end	—%	2.51%	—%	2.51%
Maximum month-end balance	$—	$45,000	$25,000	$95,000
FHLB Line of Credit
Average daily balance	$—	$16	$101	$167
Weighted-average rate during period	—%	2.87%	1.14%	2.92%
Amount outstanding at period end	$—	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%	—%
Maximum month-end balance	$—	$—	$—	$895
Federal funds purchased
Average daily balance	$22	$2,780	$291	$3,028
Weighted-average rate during period	1.19%	2.54%	1.81%	2.79%
Amount outstanding at period end	$—	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%	—%
Maximum month-end balance	$—	$15,000	$—	$15,000
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $9.6 million to $180.3 million at June 30, 2020 as compared to $170.7 million at December 31, 2019. The increase in shareholders' equity was primarily impacted by $6.8 million of net income generated during the six months ended June 30, 2020 as well as an increase of $3.7 million of other comprehensive income due to increases in net unrealized gains on available-for-sale securities, partially offset by $773 thousand of dividends declared on our common stock and $620 thousand of stock repurchased through the share buyback program during the six months ended June 30, 2020.

The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$175,768	$156,119	$170,703	$151,760
Net income	2,721	3,555	6,831	7,022
Other comprehensive income	1,891	3,813	3,668	5,882
Redeemed stock	—	(516)	(620)	(1,620)
Common stock dividends declared	(386)	(309)	(773)	(618)
Exercise of stock options	34	31	95	156
Stock-based compensation expense	231	174	355	285
Balance at end of period	$180,259	$162,867	$180,259	$162,867
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
At June 30, 2020 and December 31, 2019, both the Bank's and the Company's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory framework for prompt corrective action.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
June 30, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	8.76%	4.50%	7.00%
Bank	11.48%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	8.76%	6.00%	8.50%
Bank	11.48%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	12.81%	8.00%	10.50%
Bank	12.63%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	6.21%	4.00%	4.00%
Bank	8.17%	4.00%	4.00%	5.00%
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	11.72%	4.50%	7.00%
Bank	12.27%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.72%	6.00%	8.50%
Bank	12.27%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	15.99%	8.00%	10.50%
Bank	13.24%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.41%	4.00%	4.00%
Bank	10.96%	4.00%	4.00%	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5%.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at June 30, 2020 were $1.1 billion, an increase of $395.8 million, from $700.3 million at December 31, 2019. The increase of $395.8 million was primarily due to increases of $270.4 million in FRB borrowings under the Paycheck Protection Program Liquidity Facility ("PPPLF"), $151.9 million in time deposits, and $38.2 million in long-term FHLB advances, partially offset by a decrease of $65.7 million in short-term borrowings.
The following tables present our contractual obligations as of June 30, 2020 and December 31, 2019.The $270.4 million of FRB borrowings under PPPLF mature two years after the origination date of the respective PPP loans that have been pledged to secure them, therefore resulting in the large increase in the "one to three years" maturity bucket below.

	Contractual Maturities as of June 30, 2020
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,655	$3,155	$2,466	$4,237	$11,513
Short-term borrowings	153	—	—	—	153
Long-term borrowings	5,229	287,777	30,000	132,000	455,006
Subordinated notes	—	—	—	44,457	44,457
Time deposits	485,480	97,968	1,483	—	584,931
Total	$492,517	$388,900	$33,949	$180,694	$1,096,060

	Contractual Maturities as of December 31, 2019
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,341	$2,351	$2,149	$4,736	$10,577
Short-term borrowings	65,851	—	—	—	65,851
Long-term borrowings	—	11,375	30,000	105,000	146,375
Subordinated notes	—	—	—	44,440	44,440
Time deposits	392,839	39,855	378	—	433,072
Total	$460,031	$53,581	$32,527	$154,176	$700,315

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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At June 30, 2020, the allowance for off-balance sheet risk was $472 thousand, compared to $318 thousand at December 31, 2019, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$12,809	$13,910	$16,276	$20,128
Unused lines of credit	38,184	344,860	28,723	288,086
Unused standby letters of credit and commercial letters of credit	3,440	36	4,895	—
Of the total unused lines of credit of $383.0 million at June 30, 2020, $53.6 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
Management has taken recent steps to increase liquidity on the balance sheet and has expanded capacity for additional funding should there be a need. Wholesale funding was utilized in the second quarter to secure additional sources of funding in the uncertain environment. Management also raised significant funding through the newly developed PPPLF to cover expected future outflows from the large volume of PPP loans originated by the Bank. Furthermore, Level One continues to monitor its capital ratios regularly and has benefited from income from participation in the PPP, offset by potential stress from the weakening economy due to the COVID-19 pandemic.
At June 30, 2020, we had liquid assets of $488.5 million, compared to $257.5 million at December 31, 2019. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale. Cash and due from banks increased to $364.1 million, compared to $103.9 million at December 31, 2019 primarily as a result of excess funding under the PPPLF to facilitate PPP lending.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2020, we had $183.2 million of outstanding borrowings from the FHLB, and these advances were secured by a blanket lien on $523.1 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $197.0 million from the FHLB. Additionally, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with eight other banks, as well as $5.1 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $1.02 billion, based on current policy limits at June 30, 2020. Management believed that as of June 30, 2020, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	June 30, 2020	December 31, 2019
Investment securities available-for-sale to total assets	8.54%	11.41%
Loans to total deposits	99.67	108.12
Interest-earning assets to total assets	94.30	95.58
Interest-bearing deposits to total deposits	64.63	71.30

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
The estimated impact on our net interest income as of June 30, 2020 and December 31, 2019, assuming immediate parallel moves in interest rates is presented in the table below.

	June 30, 2020		December 31, 2019
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	5.4%	12.8%	5.8%	1.9%
+300 basis points	6.5	12.4	5.2	2.6
+200 basis points	6.2	11.4	4.2	2.7
+100 basis points	5.1	9.2	2.7	2.1
-100 basis points	(3.1)	(5.1)	(4.0)	(3.9)
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
The table below presents the change in our economic value of equity as of June 30, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in our asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments and limitations on lowering certain deposit rates below zero. In addition, recent growth from the PPP loan program has added liquidity through an increase in deposits.

Change in rates	June 30, 2020	December 31, 2019
+400 basis points	28.0%	(39.4)%
+300 basis points	29.0	(28.4)
+200 basis points	26.0	(17.8)
+100 basis points	18.0	(8.1)
-100 basis points	(27.0)	6.6

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
Item 1A – Risk Factors
        In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, and its Form 10-Q for the quarter ended March 31, 2020, the following risk factors apply to the Company.

The COVID-19 pandemic has adversely impacted our business, and we expect that it will continue to negatively affect economic conditions, our borrowers and our business, financial condition, liquidity and results of operations, all in a complex manner with uncertain duration and magnitude.
The COVID-19 pandemic has caused substantial economic dislocation in the United States. In Michigan, where substantially all of our borrowers are based, individuals were subject to a statewide stay-at-home order from March 23, 2020 to June 1, 2020, with limited exceptions for certain essential workers and activities. In addition, individuals, companies and other organizations have voluntarily limited their economic activity in response to the pandemic. As a result, our markets have experienced an unprecedented slow-down in economic activity and related increases in the state’s unemployment rate, which reached a high of 22.7% in April 2020 and remained elevated at 14.8% in June 2020, according to the Michigan Department of Technology, Management & Budget.
These conditions have negatively affected the financial health of our borrowers, particularly in industries that have been directly impacted by the pandemic, such as hospitality and food service industries, which represented less than 0.5% and 4.5% of our loan portfolio, respectively, as of June 30, 2020. As a result, the overall credit quality of our loan portfolio has been harmed. In response to these developments, we have, among other things, granted loan payment deferrals and modifications with respect to an aggregate of $414.5 million of loans in our portfolio as of June 30, 2020, and waived various fees and penalties.
In addition, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, social distancing in our branches and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
Given the ongoing and dynamic nature of the pandemic, it is difficult to predict the full impact on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when and whether the pandemic can be controlled or abated. Further, while jurisdictions in which we operate have gradually allowed the reopening of businesses and other organizations, and removed the sheltering restrictions, those actions can be reversed, and it is premature to assess whether such reopening will result in a meaningful increase in economic activity and the impact of such actions on further COVID-19 cases. As the result of the pandemic and the related adverse local and national economic consequences, we could be subject to the following risks, among others, any of which could have a material, adverse effect on our business, financial condition, liquidity and results of operations:
•demand for our products and services may decline, and we may determine that we are not able to prudently grow our loan portfolio, any of which would negatively affect our future growth and income;
•if the economy, including our business and commercial real estate borrowers and customers, is unable to substantially and successfully reopen, or if high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased provisions for credit losses and charge-offs and reduced income;
•in the event of a prolonged or more permanent shift toward a wide-spread work-remote environment, collateral for loans, especially commercial real estate, may decline in value, which could cause loan losses to increase;
•our allowance for credit losses may increase if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•a further and sustained decline in our stock price or the occurrence of other developments could, under certain circumstances, cause our management to perform impairment testing on our goodwill or other intangibles, which could require us to record an impairment charge that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•as a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future), the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and reducing net income;
•uncertainties created by the pandemic, combined with the disruptions to our own business, will negatively affect our ability to execute our acquisition strategy for the foreseeable future, limiting or delaying our future growth plans;
•any negative developments in our business, financial condition, capital ratios, liquidity or results of operations could result in the elimination of or a decrease in the rate of our historical quarterly cash dividend on our common stock, and could affect our board of directors’ determination of whether to declare dividends on our preferred stock;
•our cyber security risks are increased as the result of an increase in the number of our employees and the employees of our third-party vendors and partners working remotely;
•we rely on third party vendors and partners for certain services, and the unavailability of a critical service due to the COVID-19 pandemic, including as a result of any heightened cyber-related risks and/or incidents such third-parties might experience, could adversely affect us;
•local, state and federal taxes may increase as a result of deficits created by the numerous governmental support programs enacted and efforts taken to attempt to lessen the economic impact of the pandemic, which could reduce our net income; and
•FDIC premiums may increase if the agency experiences additional resolution costs.
Moreover, our future success and profitability depend substantially upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
Any one or a combination of the factors identified above, or other factors, could materially and adversely affect our business, financial condition, results of operations and prospects.

We may be adversely affected by actions taken by the U.S. government to mitigate the impact of the COVID-19 pandemic on the U.S. economy.
The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. Among other steps, the Federal Reserve cut the federal funds rate in March 2020, and also lowered the interest rate on emergency lending at the discount window and lengthened the term of loans to 90 days. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, commonly referred to as the “CARES Act,” was signed into law, which, among other things, provided for one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings, which we refer to as “TDRs,” for a limited period of time to account for the effects of COVID-19.
The United States Small Business Administration, which we refer to as the “SBA,” was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.
There can be no assurance that these actions or any future interventions by the U.S. government will be successful in mitigating the impact of the COVID-19 pandemic, and it is unclear what the cumulative effect of these extraordinary actions will be on the economy as a whole and our business. In addition, many of these measures designed to support and benefit the economy, businesses and consumers during this time have expired or are set to expire in the near future, absent further affirmative action of and extension by the government. There can be no assurance that the expiration of these programs and measures will not have a material adverse effect on our customers, including our borrowers, our employees and the economies in our market areas, which, in turn, could negatively affect our business, financial condition, results of operations and growth strategy. Also, we may experience a significant increase in inflation as a result of local, state and federal deficits created as a result of the numerous governmental support efforts enacted to attempt to lessen the economic impact of the COVID-19 pandemic, which could negatively impact our business and our earnings.
We are subject to potential litigation, regulatory enforcement risk and reputation risk regarding the Bank’s participation in the Paycheck Protection Program and the risk that the SBA may not fund some or all PPP loan guaranties.
The CARES Act included a $349 billion loan program administered through the SBA referred to as the paycheck protection program (PPP). The $349 billion in funds for the PPP were exhausted on April 16, 2020. On April 27, 2020, the program was reopened with an additional $310 billion approved by Congress. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria. As of June 30, 2020, the Bank, as a participating lender, had originated loans to more than 2,000 small and mid-sized businesses under the PPP, with aggregate loan disbursements of $399.0 million.
Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention our participation in the PPP. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.
The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications, and take more aggressive action against the Bank for alleged violations of the provisions governing the Bank’s participation in the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.
The Bank also has credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which any loans were originated, funded or serviced by the Bank, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.
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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of June 30, 2020, our goodwill totaled $35.6 million. The Company conducted an interim period goodwill impairment assessment, triggered by the COVID-19 pandemic, and concluded that goodwill was not impaired as of June 30, 2020. However, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Share Buyback Program. On January 23, 2019, the Company announced that its Board of Directors approved a repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company’s common stock with an aggregate purchase price of up to $5 million. The repurchase program began on January 23, 2019, and expires on December 31, 2020. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. As of June 30, 2020, $2.2 million of shares remained available to be repurchased under the repurchase program.

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended June 30, 2020.

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
April 1-30, 2020	—	$—	—	$2,215
May 1-31, 2020	—	—	—	2,215
June 1-30, 2020	—	—	—	2,215
Total	—	$—	—
Under applicable state law, Michigan corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of June 30, 2020, the total shares repurchased in the amount of $2.8 million were redeemed but remain authorized, unissued shares.
Item 3 – Defaults Upon Senior Securities
None.
Item 4 – Mine Safety Disclosures
Not Applicable.
Item 5 – Other Information
None.

Item 6 - Exhibits

Exhibit No.	Description
10.1
Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and Patrick Fehring (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 8, 2020).

10.2
Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and Gregory Wernette (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 8, 2020).

10.3
Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and David Walker (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 8, 2020).

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
June 30, 2020, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i)
Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of
Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v)
Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level One Bancorp, Inc.

Date: August 7, 2020	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2020	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)