Form 10-Q
period 2020-09-30
Level One Bancorp Inc
filed 2020-11-06
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ____________

Commission File Number: 001-38458
LEVEL ONE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	71-1015624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32991 Hamilton Court	48334
Farmington Hills,	(Zip code)
Michigan
(Address of principal executive offices)
(248) 737-0300
(Registrant's telephone number, including area code)

Title of Each Class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LEVL	Nasdaq Global Select Market
Depositary Shares, each representing a 1/100th interest in a share of 7.50% Non-Cumulative Perpetual Preferred Stock, Series B	LEVLP	Nasdaq Global Select Market

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

As of November 2, 2020, the number of shares outstanding of the registrant’s common stock, no par value, was 7,734,322 shares.

Level One Bancorp, Inc.

PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements
LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$176,486	$103,930
Securities available-for-sale	253,527	180,905
Other investments	14,398	11,475
Mortgage loans held for sale, at fair value	60,635	13,889
Loans:
Originated loans	1,603,893	1,158,138
Acquired loans	239,995	69,471
Total loans	1,843,888	1,227,609
Less: Allowance for loan losses	(21,254)	(12,674)
Net loans	1,822,634	1,214,935
Premises and equipment, net	15,646	13,838
Goodwill	35,554	9,387
Other intangible assets, net	5,581	383
Other real estate owned	—	921
Bank-owned life insurance	18,083	12,167
Income tax benefit	3,791	1,217
Interest receivable and other assets	40,112	21,852
Total assets	$2,446,447	$1,584,899
Liabilities
Deposits:
Noninterest-bearing demand deposits	$632,427	$325,885
Interest-bearing demand deposits	115,395	62,586
Money market and savings deposits	595,471	313,885
Time deposits	600,142	433,072
Total deposits	1,943,435	1,135,428
Borrowings	216,809	212,225
Subordinated notes	44,555	44,440
Other liabilities	32,180	22,103
Total liabilities	2,236,979	1,414,196
Shareholders' equity
Preferred stock, no par value per share; authorized—50,000 shares; issued and outstanding—10,000 shares, with a liquidation preference of $2,500 per share, at September 30, 2020 and 0 shares at December 31, 2019	23,370	—
Common stock, no par value per share; authorized—20,000,000 shares; issued and outstanding—7,734,322 shares at September 30, 2020 and 7,715,491 shares at December 31, 2019	89,409	89,345
Retained earnings	88,646	77,766
Accumulated other comprehensive income, net of tax	8,043	3,592
Total shareholders' equity	209,468	170,703
Total liabilities and shareholders' equity	$2,446,447	$1,584,899
   See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest income
Originated loans, including fees	$15,274	$14,633	$44,630	$42,652
Acquired loans, including fees	3,456	1,501	11,187	4,895
Securities:
Taxable	652	857	1,930	2,773
Tax-exempt	613	588	1,894	1,728
Federal funds sold and other investments	250	404	817	1,034
Total interest income	20,245	17,983	60,458	53,082
Interest Expense
Deposits	2,323	4,478	9,039	13,216
Borrowed funds	693	261	1,866	960
Subordinated notes	632	256	1,903	759
Total interest expense	3,648	4,995	12,808	14,935
Net interest income	16,597	12,988	47,650	38,147
Provision expense (benefit) for loan losses	4,270	(16)	10,334	835
Net interest income after provision for loan losses	12,327	13,004	37,316	37,312
Noninterest income
Service charges on deposits	616	627	1,798	1,914
Net gain on sales of securities	434	151	1,862	151
Mortgage banking activities	7,108	2,352	15,380	5,788
Other charges and fees	967	728	2,564	1,768
Total noninterest income	9,125	3,858	21,604	9,621
Noninterest expense
Salary and employee benefits	9,862	7,536	28,090	21,642
Occupancy and equipment expense	1,678	1,203	4,773	3,575
Professional service fees	808	465	2,141	1,212
Acquisition and due diligence fees	17	319	1,664	319
Marketing expense	257	379	709	843
Printing and supplies expense	89	78	398	250
Data processing expense	844	661	2,601	1,862
Core deposit premium amortization	192	29	576	117
Other expense	1,379	869	3,819	3,254
Total noninterest expense	15,126	11,539	44,771	33,074
Income before income taxes	6,326	5,323	14,149	13,859
Income tax provision	1,117	914	2,109	2,428
Net income	$5,209	$4,409	$12,040	$11,431
Per common share data:
Basic earnings per common share	$0.68	$0.57	$1.56	$1.48
Diluted earnings per common share	$0.67	$0.56	$1.55	$1.46
Cash dividends declared per common share	$0.05	$0.04	$0.15	$0.12
Weighted average common shares outstanding—basic	7,675	7,721	7,640	7,738
Weighted average common shares outstanding—diluted	7,712	7,752	7,701	7,776
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$5,209	$4,409	$12,040	$11,431
Other comprehensive income:
Unrealized gains on securities available-for-sale	1,425	1,414	7,497	8,861
Reclassification adjustment for gains included in income	(434)	151	(1,862)	151
Tax effect(1)	(208)	(327)	(1,184)	(1,892)
Net unrealized gains on securities available-for-sale, net of tax	783	1,238	4,451	7,120
Total comprehensive income, net of tax	$5,992	$5,647	$16,491	$18,551
__________________________________________________________________________
(1) Includes $(91) thousand and $32 thousand of tax expense (benefit) related to reclassification adjustment for gains (losses) included in income for the three months ended September 30, 2020 and 2019, respectively. There was $(391) thousand and $32 thousand tax expense (benefit) related to reclassification for the nine months ended September 30, 2020 and 2019, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (UNAUDITED)

	For the three months ended September 30, 2020
(Dollar in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at June 30, 2020	$—	$89,175	$83,824	$7,260	$180,259
Net income	—	—	5,209	—	5,209
Other comprehensive income	—	—	—	783	783
Preferred stock offering, net of issuance costs	23,370	—	—	—	23,370
Common stock dividends declared ($0.05 per share)	—	—	(387)	—	(387)
Stock-based compensation expense, net of tax impact	—	234	—	—	234
Balance at September 30, 2020	$23,370	$89,409	$88,646	$8,043	$209,468

	For the nine months ended September 30, 2020
(Dollar in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2019	$—	$89,345	$77,766	$3,592	$170,703
Net income	—	—	12,040	—	12,040
Other comprehensive income	—	—	—	4,451	4,451
Redeemed stock (25,256 shares)	—	(620)	—	—	(620)
Preferred stock offering, net of issuance costs	23,370	—	—	—	23,370
Common stock dividends declared ($0.15 per share)	—	—	(1,160)	—	(1,160)
Exercise of stock options (10,000 shares)	—	95	—	—	95
Stock-based compensation expense, net of tax impact	—	589	—	—	589
Balance at September 30, 2020	$23,370	$89,409	$88,646	$8,043	$209,468

	For the three months ended September 30, 2019
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at June 30, 2019	$89,442	$69,295	$4,130	$162,867
Net income	—	4,409	—	4,409
Other comprehensive income	—	—	1,238	1,238
Redeemed stock (20,530 shares)	(488)	—	—	(488)
Common stock dividends declared ($0.04 per share)	—	(310)	—	(310)
Exercise of stock options (6,250 shares)	63	—	—	63
Stock-based compensation expense	189	—	—	189
Balance at September 30, 2019	$89,206	$73,394	$5,368	$167,968
	For the nine months ended September 30, 2019
(Dollar in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2018	$90,621	$62,891	$(1,752)	$151,760
Net income	—	11,431	—	11,431
Other comprehensive income	—	—	7,120	7,120
Redeemed Stock (88,457 shares)	(2,108)	—	—	(2,108)
Common stock dividends declared ($0.12 per share)	—	(928)	—	(928)
Exercise of stock options (21,550 shares)	219	—	—	219
Stock-based compensation expense	474	—	—	474
Balance at September 30, 2019	$89,206	$73,394	$5,368	$167,968
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the nine months ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$12,040	$11,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,259	986
Amortization of core deposit intangibles	576	117
Stock-based compensation expense	653	517
Provision expense for loan losses	10,334	835
Net securities premium amortization	1,526	1,277
Net gain on sales of securities	(1,862)	(151)
Originations of loans held for sale	(409,312)	(196,616)
Proceeds from sales of loans	377,238	179,350
Net gain on sales of loans	(15,373)	(5,788)
Accretion on acquired purchase credit impaired loans	(1,350)	(1,772)
Gain on sale of other real estate owned and repossessed assets	(263)	—
Increase in cash surrender value of life insurance	(353)	(214)
Amortization of debt issuance costs	115	43
Deferred income tax benefit	(3,758)	—
Net increase in accrued interest receivable and other assets	(13,433)	(14,127)
Net increase in accrued interest payable and other liabilities	2,490	4,065
Net cash used by operating activities	(39,473)	(20,047)
Cash flows from investing activities
Net increase in loans	(393,154)	(39,007)
Principal payments on securities available-for-sale	21,295	11,730
Purchases of securities available-for-sale	(83,170)	(51,373)
Purchases of other investments	(2,000)	—
Additions to premises and equipment	(665)	(1,269)
Proceeds from:
Sale of securities available-for-sale	42,640	46,545
Sale of other real estate owned and repossessed assets	2,356	—
Net cash used in acquisition	(29,464)	—
Net cash used in investing activities	(442,162)	(33,374)
Cash flows from financing activities
Net increase in deposits	543,187	59,907
Change in short-term borrowings	(65,664)	(87,584)
Issuances of FRB borrowings related to Paycheck Protection Program	34,098	—
Issuances of long-term FHLB advances	20,923	100,000
Net proceeds from issuance of preferred stock	23,370	—
Change in secured borrowing	(52)	(53)
Share buyback - redeemed stock	(620)	(2,108)
Common stock dividends paid	(1,082)	(852)
Proceeds from exercised stock options	95	219
Payments related to tax-withholding for share based compensation awards	(64)	(43)
Net cash provided by financing activities	554,191	69,486
Net change in cash and cash equivalents	72,556	16,065
Beginning cash and cash equivalents	103,930	33,296
Ending cash and cash equivalents	$176,486	$49,361
Supplemental disclosure of cash flow information:
Interest paid	$12,117	$14,109
Taxes paid	6,909	2,071
Transfer from loans held for sale to loans held for investment	2,284	1,895
Transfer from loans to other real estate owned	1,172	373
Increase in assets and liabilities in acquisitions:
Assets acquired—Ann Arbor State Bank	$325,303	$—
Liabilities assumed—Ann Arbor State Bank	283,526	—
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the “Company,” “Level One,” “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. In addition to the Company headquarters, as of September 30, 2020, its wholly owned bank subsidiary, Level One Bank (the "Bank"), had 17 offices, including 11 banking centers (our full service branches) in Metro Detroit, one banking center in Grand Rapids, one banking center in Jackson, three banking centers in Ann Arbor and one mortgage loan production office in Ann Arbor.
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
The Company's subsidiary, Hamilton Court Insurance Company ("Hamilton Court"), is a wholly owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank and reinsurance to ten other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Hamilton Court was designed to insure the risks of the Company and the Bank by providing additional insurance coverage for deductibles, excess limits and uninsured exposures. Hamilton Court is incorporated in Nevada. During the third quarter of 2020, it was determined that Hamilton Court Insurance Company will exit the pool resources relationship to which it was previously a member and will dissolve, which is expected to occur in the fourth quarter of 2020 or the first quarter of 2021.
Preferred Stock Public Offering:
On August 10, 2020, the Company sold 1,000,000 depositary shares, each representing 1/100th interest in a share of 7.50% Non-Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The aggregate offering price for the shares sold by the Company was $25.0 million, and after deducting $1.6 million of underwriting discounts and offering expenses paid to third parties, the Company received total net proceeds of $23.4 million.
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

Use of Estimates:
To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore, future results could differ. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for financial institutions related to troubled debt restructurings. Actual results may differ from those estimates.
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
AAB's results of operations were included in the Company’s results beginning January 2, 2020. Acquisition-related costs of $1.7 million are included in the Company’s income statement for the nine months ended September 30, 2020.
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

The pro forma table below presents information as if the acquisition had occurred on January 1, 2019. The pro forma information includes adjustments to give the effects to any changes in interest income due to the accretion (amortization) of the discount (premium) associated with the fair value adjustments to acquired loans, any changes in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt, amortization of core deposit intangibles that would have resulted had the deposits been acquired as of January 1, 2019, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date. Due diligence, professional fees, and other expenses related to the merger were incurred by the Company and AAB during the three and nine months ended September 30, 2020, but the pro forma condensed combined statement of income is not adjusted to exclude these costs.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net interest income	$16,593	$16,036	$47,709	$46,217
Noninterest income	9,125	4,486	21,604	11,228
Noninterest expense	15,143	13,742	44,822	38,879
Net income	5,211	4,865	12,062	13,188
Net income per diluted share	0.67	0.62	1.55	1.68

NOTE 3—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
U.S. government sponsored entities & agencies	$27,092	$126	$(19)	$27,199
State and political subdivision	109,498	8,140	(88)	117,550
Mortgage-backed securities: residential	19,237	255	—	19,492
Mortgage-backed securities: commercial	8,025	630	—	8,655
Collateralized mortgage obligations: residential	14,177	169	(13)	14,333
Collateralized mortgage obligations: commercial	31,659	1,344	—	33,003
U.S. Treasury	1,000	3	—	1,003
SBA	18,869	63	(124)	18,808
Asset backed securities	10,298	—	(344)	9,954
Corporate bonds	3,491	39	—	3,530
Total available-for-sale	$243,346	$10,769	$(588)	$253,527
December 31, 2019
State and political subdivision	$89,304	$4,463	$(20)	$93,747
Mortgage-backed securities: residential	10,609	82	(126)	10,565
Mortgage-backed securities: commercial	8,567	224	(12)	8,779
Collateralized mortgage obligations: residential	8,541	39	(51)	8,529
Collateralized mortgage obligations: commercial	22,891	300	(10)	23,181
U.S. Treasury	1,976	23	—	1,999
SBA	22,051	87	(154)	21,984
Asset backed securities	10,390	—	(306)	10,084
Corporate bonds	2,030	20	(13)	2,037
Total available-for-sale	$176,359	$5,238	$(692)	$180,905
The proceeds from sales of securities and the associated gains and losses for the periods below are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds	$5,051	$11,080	$42,640	$46,545
Gross gains	434	202	1,871	543
Gross losses	—	(51)	(9)	(392)
The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$11,141	$11,228
One to five years	27,530	28,494
Five to ten years	70,259	73,165
Beyond ten years	134,416	140,640
Total	$243,346	$253,527

Securities pledged at September 30, 2020 and December 31, 2019 had a carrying amount of $97.2 million and $27.3 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of September 30, 2020, the Bank held 66 tax-exempt state and local municipal securities totaling $48.9 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at September 30, 2020 and December 31, 2019 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
September 30, 2020
Available-for-sale
U.S. government sponsored entities & agencies	$14,981	$(19)	$—	$—	$14,981	$(19)
State and political subdivision	1,858	(88)	—	—	1,858	(88)
Collateralized mortgage obligations: residential	—	—	1,136	(13)	1,136	(13)
SBA	—	—	13,190	(124)	13,190	(124)
Asset backed securities	—	—	9,954	(344)	9,954	(344)
Total available-for-sale	$16,839	$(107)	$24,280	$(481)	$41,119	$(588)
December 31, 2019
Available-for-sale
State and political subdivision	$5,109	$(20)	$305	$—	$5,414	$(20)
Mortgage-backed securities: residential	4,022	(39)	3,982	(87)	8,004	(126)
Mortgage-backed securities: commercial	1,769	(11)	430	(1)	2,199	(12)
Collateralized mortgage obligations: residential	770	(1)	4,631	(50)	5,401	(51)
Collateralized mortgage obligations: commercial	—	—	1,716	(10)	1,716	(10)
SBA	3,961	(13)	12,405	(141)	16,366	(154)
Asset backed securities	8,220	(232)	1,864	(74)	10,084	(306)
Corporate bonds	489	(13)	—	—	489	(13)
Total available-for-sale	$24,340	$(329)	$25,333	$(363)	$49,673	$(692)
As of September 30, 2020, the Company's investment portfolio consisted of 306 securities, 29 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020.

NOTE 4—LOANS
The following table presents the recorded investment in loans at September 30, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
September 30, 2020
Commercial real estate	$593,156	$137,033	$730,189
Commercial and industrial	748,913	59,010	807,923
Residential real estate	261,153	42,935	304,088
Consumer	671	1,017	1,688
Total	$1,603,893	$239,995	$1,843,888
December 31, 2019
Commercial real estate	$551,565	$53,081	$604,646
Commercial and industrial	403,922	6,306	410,228
Residential real estate	201,787	10,052	211,839
Consumer	864	32	896
Total	$1,158,138	$69,471	$1,227,609
At September 30, 2020 and December 31, 2019, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $60.6 million and $13.9 million, respectively. During the three months ended September 30, 2020 and 2019, the Company sold residential real estate loans with proceeds totaling $157.2 million and $86.4 million, respectively, and $377.2 million and $179.4 million, during the nine months ended September 30, 2020 and 2019, respectively.
Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued and other real estate owned obtained through foreclosure and other repossessed assets. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded at their net realizable value based on the principal and interest the Company expects to collect on these loans. There were $6 thousand and $1.2 million in commitments to lend additional funds to borrowers whose loans were classified as nonaccrual as of September 30, 2020 and December 31, 2019, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccrual loans:
Commercial real estate	$7,022	$4,832
Commercial and industrial	8,078	11,112
Residential real estate	4,151	2,569
Consumer	15	16
Total nonaccrual loans	19,266	18,529
Other real estate owned	—	921
Total nonperforming assets	$19,266	$19,450
Loans 90 days or more past due and still accruing	$552	$157
At September 30, 2020 and December 31, 2019, the loans that were 90 days or more past due and still accruing comprised of either PCI loans or loans that were well-secured and in the process of collection.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
September 30, 2020
Commercial real estate	$726,018	$3,934	$237	$—	$730,189
Commercial and industrial	802,363	3,598	1,962	—	807,923
Residential real estate	294,478	4,067	2,133	3,410	304,088
Consumer	1,684	2	2	—	1,688
Total	$1,824,543	$11,601	$4,334	$3,410	$1,843,888
December 31, 2019
Commercial real estate	$597,892	$3,630	$1,286	$1,838	$604,646
Commercial and industrial	407,692	377	1,275	884	410,228
Residential real estate	206,002	3,286	1,429	1,122	211,839
Consumer	892	4	—	—	896
Total	$1,212,478	$7,297	$3,990	$3,844	$1,227,609
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccrual loans	$19,266	$18,529
Performing troubled debt restructurings:
Commercial and industrial	550	547
Residential real estate	599	359
Total performing troubled debt restructurings	1,149	906
Total impaired loans, excluding purchase credit impaired loans	$20,415	$19,435
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
The CARES Act was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for financial institutions related to troubled debt restructurings. As a result of the COVID-19 pandemic, the Company is currently working with borrowers to provide short-term payment modifications. Any short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs based on interagency guidance. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. The Company’s modification programs are designed to provide temporary relief for current borrowers affected by the COVID-19 pandemic. The Company has presumed that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

As of September 30, 2020 and December 31, 2019, the Company had a recorded investment in troubled debt restructurings of $3.6 million and $3.9 million, respectively. The Company allocated a specific reserve of $235 thousand for those loans at September 30, 2020 and a specific reserve of $384 thousand for those loans at December 31, 2019. The Company has not committed to lend additional amounts to borrowers whose loans have been modified. As of September 30, 2020, there were $2.4 million of nonperforming TDRs and $1.2 million of performing TDRs included in impaired loans. As of December 31, 2019, there were $3.0 million of nonperforming TDRs and $906 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified as TDRs during the three and nine months ended September 30, 2020 and nine months ended September 30, 2019, by type of concession granted. There were no loans modified as TDRs during the three months ended September 30, 2019. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
Three months ended September 30, 2020
Commercial and industrial	$—	$—	$148	1	$148	$—	$—
Total	$—	$—	$148	1	$148	$—	$—
Nine months ended September 30, 2020
Commercial and industrial	$—	$—	$148	1	$148	$—	$—
Residential real estate	—	75	—	1	75	—	—
Total	$—	$75	$148	2	$223	$—	$—
Nine months ended September 30, 2019
Commercial and industrial	$—	$—	$351	2	$351	$—	$174
Total	$—	$—	$351	2	$351	$—	$174
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. There were no loans modified as TDRs during the twelve months ending September 30, 2020 and 2019, for which there was a subsequent default. A payment on a TDR is considered to be in default once it is greater than 30 days past due.
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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial real estate	$703,241	$19,686	$6,723	$539	$730,189
Commercial and industrial	773,242	17,874	12,260	4,547	807,923
Total	$1,476,483	$37,560	$18,983	$5,086	$1,538,112
December 31, 2019
Commercial real estate	$591,419	$8,325	$4,042	$860	$604,646
Commercial and industrial	383,756	8,967	16,527	978	410,228
Total	$975,175	$17,292	$20,569	$1,838	$1,014,874
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2020
Residential real estate	$299,937	$4,151	$304,088
Consumer	1,673	15	1,688
Total	$301,610	$4,166	$305,776
December 31, 2019
Residential real estate	$209,270	$2,569	$211,839
Consumer	880	16	896
Total	$210,150	$2,585	$212,735
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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
September 30, 2020
Commercial real estate	$6,304	$2,841
Commercial and industrial	683	281
Residential real estate	4,048	2,945
Total PCI loans	$11,035	$6,067
December 31, 2019
Commercial real estate	$6,597	$2,884
Commercial and industrial	556	135
Residential real estate	4,215	2,954
Total PCI loans	$11,368	$5,973

The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Accretable yield at beginning of period	$8,374	$10,194	$9,141	$10,947
Additions due to acquisitions	—	—	35	—
Accretion of income	(482)	(597)	(1,350)	(1,772)
Adjustments to accretable yield	—	—	66	422
Accretable yield at end of period	$7,892	$9,597	$7,892	$9,597
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of September 30, 2020, the Company had six PCI loan pools and 13 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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

Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
September 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,022	$—	$7,022	$7,355	$—
Commercial and industrial	4,465	4,717	9,182	10,031	798
Residential real estate	2,942	266	3,208	3,459	26
Total	$14,429	$4,983	$19,412	$20,845	$824
December 31, 2019
Individually evaluated impaired loans:
Commercial real estate	$4,832	$—	$4,832	$5,156	$—
Commercial and industrial	10,739	913	11,652	12,521	363
Residential real estate	1,197	189	1,386	1,570	22
Total	$16,768	$1,102	$17,870	$19,247	$385

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended September 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,139	$—	$—
Commercial and industrial	8,960	12	—
Residential real estate	3,265	7	—
Total	$19,364	$19	$—
For the nine months ended September 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,433	$—	$—
Commercial and industrial	13,086	34	84
Residential real estate	3,266	26	—
Total	$23,785	$60	$84
For the three months ended September 30, 2019
Individually evaluated impaired loans:
Commercial real estate	$3,111	$2	$35
Commercial and industrial	6,752	14	349
Residential real estate	1,428	7	—
Total	$11,291	$23	$384
For the nine months ended September 30, 2019
Individually evaluated impaired loans:
Commercial real estate	$4,034	$2	$209
Commercial and industrial	9,080	33	573
Residential real estate	2,059	21	10
Total	$15,173	$56	$792

Activity in the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended September 30, 2020
Allowance for loan losses:
Beginning balance	$7,987	$6,496	$2,565	$15	$17,063
Provision (benefit) for loan losses	1,820	1,679	781	(10)	4,270
Gross chargeoffs	—	(10)	(110)	(4)	(124)
Recoveries	12	15	10	8	45
Net (chargeoffs) recoveries	12	5	(100)	4	(79)
Ending allowance for loan losses	$9,819	$8,180	$3,246	$9	$21,254
For the nine months ended September 30, 2020
Allowance for loan losses:
Beginning balance	$5,773	$5,515	$1,384	$2	$12,674
Provision for loan losses	4,034	4,347	1,921	32	10,334
Gross chargeoffs	—	(1,729)	(110)	(47)	(1,886)
Recoveries	12	47	51	22	132
Net (chargeoffs) recoveries	12	(1,682)	(59)	(25)	(1,754)
Ending allowance for loan losses	$9,819	$8,180	$3,246	$9	$21,254
For the three months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$5,219	$5,990	$1,142	$2	$12,353
Provision (benefit) for loan losses	184	(280)	72	8	(16)
Gross chargeoffs	—	(49)	—	(34)	(83)
Recoveries	5	10	12	26	53
Net (chargeoffs) recoveries	5	(39)	12	(8)	(30)
Ending allowance for loan losses	$5,408	$5,671	$1,226	$2	$12,307
For the nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$5,227	$5,174	$1,164	$1	$11,566
Provision for loan losses	249	560	7	19	835
Gross chargeoffs	(74)	(164)	—	(48)	(286)
Recoveries	6	101	55	30	192
Net (chargeoffs) recoveries	(68)	(63)	55	(18)	(94)
Ending allowance for loan losses	$5,408	$5,671	$1,226	$2	$12,307

Allocation of the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
September 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$—	$798	$26	$—	$824
Collectively evaluated for impairment	9,109	7,352	3,023	9	19,493
Acquired with deteriorated credit quality	710	30	197	—	937
Ending allowance for loan losses	$9,819	$8,180	$3,246	$9	$21,254
Balance of loans:
Individually evaluated for impairment	$7,022	$9,182	$3,208	$—	$19,412
Collectively evaluated for impairment	720,326	798,460	297,935	1,688	1,818,409
Acquired with deteriorated credit quality	2,841	281	2,945	—	6,067
Total loans	$730,189	$807,923	$304,088	$1,688	$1,843,888
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$—	$363	$22	$—	$385
Collectively evaluated for impairment	5,062	5,124	1,339	2	11,527
Acquired with deteriorated credit quality	711	28	23	—	762
Ending allowance for loan losses	$5,773	$5,515	$1,384	$2	$12,674
Balance of loans:
Individually evaluated for impairment	$4,832	$11,652	$1,386	$—	$17,870
Collectively evaluated for impairment	596,930	398,441	207,499	896	1,203,766
Acquired with deteriorated credit quality	2,884	135	2,954	—	5,973
Total loans	$604,646	$410,228	$211,839	$896	$1,227,609

NOTE 6—PREMISES AND EQUIPMENT
Premises and equipment were as follows at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Land	$3,514	$2,254
Buildings	10,656	9,825
Leasehold improvements	2,993	2,714
Furniture, fixtures and equipment	7,231	6,539
Total premises and equipment	$24,394	$21,332
Less: Accumulated depreciation	8,748	7,494
Net premises and equipment	$15,646	$13,838
Depreciation expense was $426 thousand and $326 thousand for the three months ended September 30, 2020 and 2019, and $1.3 million and $986 thousand for the nine months ended September 30, 2020 and 2019, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $450 thousand and $307 thousand for the three months ended September 30, 2020 and 2019, and $1.4 million and $840 thousand for the nine months ended September 30, 2020 and 2019, respectively.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill of $4.6 million, $4.8 million, and $26.2 million, respectively. Total goodwill was $35.6 million at September 30, 2020 and $9.4 million at December 31, 2019.
Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit's fair value. The Company's most recent annual goodwill impairment review as of October 1, 2019 did not indicate that an impairment existed.
As a result of the unprecedented decline in economic conditions triggered by the COVID-19 pandemic, the market valuations, including our stock price, saw a significant decline in March 2020, which then continued into second quarter of 2020. These events indicated that goodwill may be impaired and resulted in management performing a qualitative goodwill impairment assessment in the second quarter of 2020. As a result of the analysis, we concluded that it was more-likely-than-not that the fair value of the reporting unit could be greater than its carrying amount.
Since the price of our stock did not fully recover during the third quarter of 2020, the Company concluded to engage a reputable, third-party valuation firm to perform a quantitative analysis of goodwill as of August 31, 2020 ("the valuation date"). In deriving at the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of our common stock and other relevant events. In addition, the valuation relied on financial projections through 2023 and growth rates prepared by management. Based on the valuation prepared, it was determined that the Company's estimated fair value of the reporting unit at August 31, 2020 was greater than its book value and impairment of goodwill was not required.

Furthermore, management noted that despite the market capitalization declining from December 2019 to September 2020 as a result of the COVID-19 pandemic, the Bank’s financial performance has remained positive. This is evidenced by the strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net SBA fees related to Paycheck Protection Program ("PPP") loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and September 30, 2020. As such, management concluded that it is more likely than not that there was no goodwill impairment as of September 30, 2020.

Intangible Assets:    The Company recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.

The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Gross carrying amount	$5,708	$2,045
Accumulated amortization	(2,320)	(1,744)
Net Intangible	$3,388	$301
Amortization expense for the CDIs was $191 thousand and $29 thousand for the three months ended September 30, 2020 and 2019, and $576 thousand and $117 thousand for the nine months ended September 30, 2020 and 2019, respectively.
Mortgage Servicing Rights ("MSRs"): The Company has recorded MSRs for loans that are sold with servicing retained. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization or estimated fair value. MSRs are amortized in proportion to and over the period of estimated net servicing income. The Company serviced residential mortgage loans for others with unpaid principal balances of approximately $211.0 million and $9.0 million as of September 30, 2020 and December 31, 2019, respectively.
Changes in our mortgage servicing rights were as follows for the three and nine months ended September 30, 2020 . The Company had $1 thousand in mortgage servicing rights as of September 30, 2019:

	For the three months ended September 30,	For the nine months ended September 30,
(Dollars in thousands)	2020	2020
Mortgage servicing rights:
Balance, beginning of period	$1,213	$76
Originated servicing	1,073	2,250
Amortization	(93)	(133)
Balance, end of period	2,193	2,193
Fair value:
At beginning of period	$1,256	$87
At end of period	2,567	2,567

NOTE 8 —BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
FHLB Advances	$—	—%	$60,000	1.61%
Securities sold under agreements to repurchase	187	0.30	851	0.30
Federal funds purchased	—	—	5,000	1.90
Total short-term borrowings	187	0.30	65,851	1.62
Long-term debt:
Secured borrowing due in 2022	1,322	1.00	1,374	1.00
FHLB advances due in 2022 to 2029(2)	181,202	1.09	145,000	1.06
FRB borrowings (3)	34,098	0.35	—	—
Subordinated notes due in 2025 and 2029(4)	44,555	5.29	44,440	5.29
Total long-term debt	261,177	1.71	190,814	2.04
Total short-term and long-term borrowings	$261,364	1.71%	$256,665	1.93%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At September 30, 2020, the long-term FHLB advances consisted of 0.42% - 2.93% fixed rate notes and can be called through 2024 without penalty by the issuer. The September 30, 2020 balance includes FHLB advances of $181.0 million and purchase accounting premiums of $202 thousand.
(3) The September 30, 2020 balance of FRB borrowings consisted of 0.35% fixed rate notes utilized to fund the PPP loans. The FRB borrowings have a maturity date equal to the maturity date of the respective PPP loans pledged to secure the borrowings, which is two years after the origination date of the PPP loans.
(4) The September 30, 2020 balance includes subordinated notes of $45.0 million and debt issuance costs of $445 thousand. The December 31, 2019 balance includes subordinated notes of $45.0 million and debt issuance costs of $560 thousand.

At September 30, 2020, the Company had $34.1 million of debt outstanding with the Federal Reserve Bank. These borrowings reflected the Company's efforts to help facilitate the funding of the PPP loans that were approved by the SBA during the quarter ended September 30, 2020. The FRB borrowings bear a 0.35% fixed interest rate and mature two years after the origination date of the respective PPP loans that have been pledged to secure them.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The $181.0 million of long-term FHLB advances as of September 30, 2020 were secured by a blanket lien on $510.6 million of real estate-related loans. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $211.1 million from the FHLB at September 30, 2020. In addition, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.3 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of September 30, 2020 and $5.0 million outstanding federal funds purchased as of December 31, 2019.
At September 30, 2020, the Company had $187 thousand of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $1.9 million at September 30, 2020.
The Company had a secured borrowing of $1.3 million as of September 30, 2020 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
At September 30, 2020, the Company had $45.0 million outstanding subordinated notes and $445 thousand of debt issuance costs. The debt issuance costs are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.

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
A reconciliation of expected income tax expense using the federal statutory rate of 21% as of September 30, 2020 and 2019 and actual income tax expense is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Income tax expense based on federal corporate tax rate	$1,328	$1,118	$2,970	$2,911
Changes resulting from:
Tax-exempt income	(154)	(142)	(469)	(398)
Net operating loss carryback due to CARES Act	—	—	(290)	—
Disqualified dispositions from stock options	—	—	(175)	—
Other, net	(57)	(62)	73	(85)
Income tax expense	$1,117	$914	$2,109	$2,428
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
The Company has reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the nine months ended September 30, 2020 and 2019, the Company issued 38,170 and 35,633 restricted stock awards, respectively, under the 2018 Plan. There were 165,597 shares available for issuance as of September 30, 2020.
Stock Options
As of September 30, 2020, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three years period. The Company will use authorized, but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the nine months ended September 30, 2020 or September 30, 2019.

The summary of our stock option activity for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of period	355,218	$16.63	5.0
Exercised	(10,000)	9.57
Options outstanding, end of period	345,218	16.83	4.4
Options exercisable	335,216	$16.59	4.3
The aggregate intrinsic value was $516 thousand for both options outstanding and exercisable as of September 30, 2020. As of September 30, 2020, there was $17 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 0.38 years.
Share-based compensation expense charged against income was $11 thousand and $12 thousand for the three months ended September 30, 2020 and 2019, respectively, and $33 thousand and $43 thousand for the nine months ended September 30, 2020 and 2019, respectively.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the nine months ended September 30, 2020 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	80,370	$24.28
Granted	38,170	24.90
Vested	(19,850)	23.10
Forfeited	(1,400)	24.46
Nonvested at September 30, 2020	97,290	$24.76
As of September 30, 2020, there was $1.2 million of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 1.88 years. The total fair value of shares vested during the nine months ended September 30, 2020 was $459 thousand.
Total expense for restricted stock awards totaled $223 thousand and $177 thousand for the three months ended September 30, 2020 and 2019, respectively, and $620 thousand and $474 thousand for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, there was $64 thousand and $43 thousand, respectively, of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment. We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At September 30, 2020, the allowance for off-balance sheet risk was $498 thousand, compared to $318 thousand at December 31, 2019, and was included in "Other liabilities" on our consolidated balance sheets.

A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$5,302	$5,295	$16,276	$20,128
Unused lines of credit	30,496	361,749	28,723	288,086
Unused standby letters of credit and commercial letters of credit	3,705	2,028	4,895	—
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $5.3 million as of September 30, 2020, had interest rates ranging from 3.0% to 5.5% and maturities ranging from 3 months to 15 years.
NOTE 12—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2020, the Company and Bank met all capital adequacy requirements to which they were subject.
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
At September 30, 2020 and December 31, 2019, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	$139,067	8.83%	$70,875	4.50%	$110,250	7.00%
Bank	176,593	11.23%	70,760	4.50%	110,070	7.00%	$102,208	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$162,437	10.31%	$94,500	6.00%	$133,875	8.50%
Bank	176,593	11.23%	94,346	6.00%	133,657	8.50%	$125,795	8.00%
Total capital to risk-weighted assets:
Consolidated	$226,679	14.39%	$126,000	8.00%	$165,375	10.50%
Bank	196,274	12.48%	125,795	8.00%	165,106	10.50%	$157,244	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$162,437	7.17%	$90,664	4.00%	$90,664	4.00%
Bank	176,593	7.83%	90,220	4.00%	90,220	4.00%	$112,776	5.00%
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	$157,659	11.72%	$60,533	4.50%	$94,163	7.00%
Bank	165,199	12.27%	60,568	4.50%	94,217	7.00%	$87,487	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$157,659	11.72%	$80,711	6.00%	$114,341	8.50%
Bank	165,199	12.27%	80,757	6.00%	114,406	8.50%	$107,676	8.00%
Total capital to risk-weighted assets:
Consolidated	$215,091	15.99%	$107,615	8.00%	$141,244	10.50%
Bank	178,191	13.24%	107,676	8.00%	141,325	10.50%	$134,595	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$157,659	10.41%	$60,580	4.00%	$60,580	4.00%
Bank	165,199	10.96%	60,276	4.00%	60,276	4.00%	$75,345	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5%.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2020, the Bank had the capacity to pay the Company a dividend of up to $42.9 million without the need to obtain prior regulatory approval.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Securities available for sale:
U.S. government sponsored entities and agencies	$27,199	$—	$27,199	$—
State and political subdivision	117,550	—	115,838	1,712
Mortgage-backed securities: residential	19,492	—	19,492	—
Mortgage-backed securities: commercial	8,655	—	8,655	—
Collateralized mortgage obligations: residential	14,333	—	14,333	—
Collateralized mortgage obligations: commercial	33,003	—	33,003	—
U.S. Treasury	1,003	—	1,003	—
SBA	18,808	—	18,808	—
Asset backed securities	9,954	—	9,954	—
Corporate bonds	3,530	—	3,530	—
Total securities available for sale	253,527	—	251,815	1,712
Loans held for sale	60,635	—	60,635	—
Loans measured at fair value:
Residential real estate	5,080	—	—	5,080
Derivative assets:
Customer-initiated derivatives	14,422	—	14,422	—
Forward contracts related to mortgage loans to be delivered for sale	117	—	117	—
Interest rate lock commitments	2,068	—	2,068	—
Total assets at fair value	$335,849	$—	$329,057	$6,792
Derivative liabilities:
Customer-initiated derivatives	14,422	—	14,422	—
Forward contracts related to mortgage loans to be delivered for sale	441	—	441	—
Interest rate lock commitments	4	—	4	—
Total liabilities at fair value	$14,867	$—	$14,867	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Securities available for sale:
State and political subdivision	$93,747	$—	$93,747	$—
Mortgage-backed securities: residential	10,565	—	10,565	—
Mortgage-backed securities: commercial	8,779	—	8,779	—
Collateralized mortgage obligations: residential	8,529	—	8,529	—
Collateralized mortgage obligations: commercial	23,181	—	23,181	—
U.S. Treasury	1,999	—	1,999	—
SBA	21,984	—	21,984	—
Asset backed securities	10,084	—	10,084	—
Corporate bonds	2,037	—	2,037	—
Total securities available for sale	$180,905	$—	$180,905	$—
Loans held for sale	13,889	—	13,889	—
Loans measured at fair value:
Residential real estate	4,063	—	—	4,063
Derivative assets:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	34	—	34	—
Interest rate lock commitments	256	—	256	—
Total assets at fair value	$203,831	$—	$199,768	$4,063
Derivative liabilities:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	33	—	33	—
Total liabilities at fair value	$4,717	$—	$4,717	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the nine months ended September 30, 2020 or during the year ended December 31, 2019. The level 3 investment securities disclosed as of September 30, 2020 were acquired from Ann Arbor State Bank during the first quarter of 2020.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Loans held for investment
Beginning balance	$4,056	$5,624	$4,063	$4,571
Transfers from loans held for sale	1,468	466	2,284	1,895
Gains (losses):
Recorded in "Mortgage banking activities"	65	(9)	62	151
Repayments	(509)	(1,191)	(1,329)	(1,727)
Ending balance	$5,080	$4,890	$5,080	$4,890
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. There were no loans held for sale that were on nonaccrual status or 90 days past due as of September 30, 2020 or December 31, 2019.
As of September 30, 2020 and December 31, 2019, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Aggregate fair value	$60,635	$13,889
Contractual balance	59,055	13,510
Unrealized gain	1,580	379
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for three and nine months ended September 30, 2020 and 2019 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Change in fair value	$556	$(98)	$1,201	$352

Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
September 30, 2020
Impaired loans:
Residential real estate	$1,305	$1,305
Commercial and industrial	761	761
Mortgage servicing rights	2,567	2,567
Total	$4,633	$4,633
December 31, 2019
Impaired loans:
Commercial real estate	$265	$265
Commercial and industrial	261	261
Mortgage servicing rights	87	87
Other real estate owned	921	921
Total	$1,534	$1,534
The Company recorded specific reserves of $91 thousand and $161 thousand to reduce the value of these loans at September 30, 2020 and December 31, 2019, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded chargeoffs of $364 thousand during the nine months ended September 30, 2020 related to the impaired loans at fair value. There were chargeoffs of $298 thousand related to impaired loans at fair value during the year ended December 31, 2019.
The Company recorded a valuation allowance of $17 thousand related to mortgage servicing rights during the first quarter of 2020, which was then reversed during the second quarter of 2020 as a result of the fair value at June 30, 2020 being higher than book value, and the fair value remained higher as of September 30, 2020. There was no valuation allowance related to mortgage servicing rights during the year ended December 31, 2019. There were no write downs recorded in other real estate owned during the three and nine months ended September 30, 2020 or the year ended December 31, 2019.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Fair value at September 30, 2020	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$2,066	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-80.00%
Mortgage servicing rights	2,567	Discounted cash flow	Prepayment speed	9.40%
			Discount rate	7.75%

(Dollars in thousands)	Fair value at December 31, 2019	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$526	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-50.00%
Mortgage servicing rights	87	Discounted cash flow	Prepayment speed	13.42%
			Discount rate	8.50%
Other real estate owned	921	Appraisal of property	Discounted appraisal value	18.00-36.00%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at September 30, 2020 and December 31, 2019 are noted in the table below.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020
Financial assets:
Cash and cash equivalents	$176,486	$31,080	$145,406	$—	$176,486
Other investments	14,398	N/A	N/A	N/A	N/A
Net loans	1,822,634	—	—	1,863,805	1,863,805
Accrued interest receivable	8,541	—	1,966	6,575	8,541
Financial liabilities:
Deposits	1,943,435	—	2,008,494	—	2,008,494
Borrowings	216,809	—	224,511	—	224,511
Subordinated notes	44,555	—	44,795	—	44,795
Accrued interest payable	2,265	—	2,265	—	2,265
December 31, 2019
Financial assets:
Cash and cash equivalents	$103,930	$19,990	$83,940	$—	$103,930
Other investments	11,475	N/A	N/A	N/A	N/A
Net loans	1,214,935	—	—	1,203,639	1,203,639
Accrued interest receivable	4,403	—	1,236	3,167	4,403
Financial liabilities:
Deposits	1,135,428	—	1,138,202	—	1,138,202
Borrowings	212,225	—	212,125	—	212,125
Subordinated notes	44,440	—	47,100	—	47,100
Accrued interest payable	1,574	—	1,574	—	1,574
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
(b)Other Investments
It is not practical to determine the fair value of FHLB stock and Arctaris investment bond due to restrictions placed on its transferability.
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

The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$135,462	$14,422	$103,941	$4,684
Forward contracts related to mortgage loans to be delivered for sale	38,840	117	6,018	34
Interest rate lock commitments	110,179	2,068	25,519	256
Total derivatives included in other assets	$284,481	$16,607	$135,478	$4,974
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$135,462	$14,422	$103,941	$4,684
Forward contracts related to mortgage loans to be delivered for sale	99,697	441	20,633	33
Interest rate lock commitments	4,053	4	928	—
Total derivatives included in other liabilities	$239,212	$14,867	$125,502	$4,717

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

		For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	Location of Gain (Loss)	2020	2019	2020	2019
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking activities	$(1,207)	$(26)	$(3,996)	$(417)
Interest rate lock commitments	Mortgage banking activities	391	(48)	1,808	156
Total loss recognized in income		$(816)	$(74)	$(2,188)	$(261)

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
September 30, 2020
Offsetting derivative assets:
Customer initiated derivatives	$14,422	$—	$14,422	$—	$—	$14,422
Offsetting derivative liabilities:
Customer initiated derivatives	14,422	—	14,422	—	15,383	(961)
December 31, 2019
Offsetting derivative assets:
Customer initiated derivatives	$4,684	$—	$4,684	$—	$—	$4,684
Offsetting derivative liabilities:
Customer initiated derivatives	4,684	—	4,684	—	4,375	309

NOTE 15—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$29,105	$35,210
Investment in banking subsidiary	223,624	178,240
Investment in captive insurance subsidiary	2,306	1,668
Income tax benefit	158	520
Other assets	41	99
Total assets	$255,234	$215,737
Liabilities
Subordinated notes	$44,555	$44,440
Accrued expenses and other liabilities	1,211	594
Total liabilities	45,766	45,034
Shareholders' equity	209,468	170,703
Total liabilities and shareholders' equity	$255,234	$215,737

Statements of Income and Comprehensive Income—Parent Company

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Income
Dividend income from bank subsidiary	$5,000	$—	$41,500	$—
Total income	$5,000	$—	$41,500	$—
Expenses
Interest on borrowed funds	11	—	33	—
Interest on subordinated notes	632	256	1,903	759
Other expenses	302	516	1,017	902
Total expenses	$945	$772	$2,953	$1,661
Income (loss) before income taxes and equity in (overdistributed) undistributed net earnings of subsidiaries	4,055	(772)	38,547	(1,661)
Income tax benefit	228	181	383	272
Equity in (overdistributed) undistributed earnings of subsidiaries	926	5,000	(26,890)	12,820
Net income	$5,209	$4,409	$12,040	$11,431
Other comprehensive income	783	1,238	4,451	7,120
Total comprehensive income, net of tax	$5,992	$5,647	$16,491	$18,551

Statements of Cash Flows—Parent Company

	For the nine months ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$12,040	$11,431
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	26,890	(12,820)
Stock based compensation expense	72	54
(Increase) Decrease in other assets, net	420	(115)
Increase in other liabilities, net	654	411
Net cash provided by (used in) operating activities	40,076	(1,039)
Cash flows from investing activities
Cash used in acquisitions	(67,944)	—
Net cash used in investing activities	(67,944)	—
Cash flows from financing activities
Preferred stock offering, net of issuance costs	23,370	—
Share buyback - redeemed stock	(620)	(2,108)
Common stock dividends paid	(1,082)	(852)
Proceeds from exercised stock options	95	219
Net cash provided by (used in) financing activities	21,763	(2,741)
Net decrease in cash and cash equivalents	(6,105)	(3,780)
Beginning cash and cash equivalents	35,210	9,690
Ending cash and cash equivalents	$29,105	$5,910

NOTE 16—EARNINGS PER COMMON SHARE
The two-class method is used in the calculation of basic and diluted earnings per common share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings.
Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Company's share-based compensation plans and restricted stock awards.
The calculation of basic and diluted earnings per share using the two-class method for the periods noted below was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$5,209	$4,409	$12,040	$11,431
Net income allocated to participating securities	40	45	140	110
Net income allocated to common shareholders (1)	$5,169	$4,364	$11,900	$11,321
Weighted average common shares - issued	7,734	7,721	7,730	7,738
Average unvested restricted share awards	(59)	(80)	(90)	(76)
Weighted average common shares outstanding - basic	7,675	7,641	7,640	7,662
Effect of dilutive securities:
Weighted average common stock equivalents	37	111	61	114
Weighted average common shares outstanding - diluted	7,712	7,752	7,701	$7,776
EPS available to common shareholders
Basic earnings per common share	$0.68	$0.57	$1.56	$1.48
Diluted earnings per common share	$0.67	$0.56	$1.55	$1.46
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
Stock options for 214,668 and 30,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2020 and 2019, respectively, and 117,334 and 30,000 of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2020 and 2019, respectively, because they were antidilutive.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition as of and for the three and nine months ended September 30, 2020. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; the ability of the Company to implement its strategy and expand its lending operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, including the expected elimination of LIBOR; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Overview
Level One Bancorp, Inc. is a financial holding company headquartered in Farmington Hills, Michigan, with its primary branch operations in southeastern and west Michigan. Through our wholly owned subsidiary, Level One Bank, we offer a broad range of loan products to the residential and commercial markets, as well as retail and business banking services. Hamilton Court Insurance Company, a wholly owned subsidiary of the Company, provides property and casualty insurance to the Company and the Bank and reinsurance to ten other third-party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. During the third quarter of 2020, it was determined that Hamilton Court Insurance Company will exit the pool resources relationship to which it was previously a member and will dissolve, which is expected to occur in the fourth quarter of 2020 or the first quarter of 2021.
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
    Our results of operations for the three and nine months ended September 30, 2020 include the results of operations of AAB on and after January 2, 2020, including $17 thousand and $1.7 million of acquisition fees, respectively. Results for periods before January 2, 2020 reflect only those of Level One and do not include the results of operations of AAB. See "Note 2 - Business Combinations" for more information. In addition, all identifiable assets, including the intangible assets that consisted of $26.2 million in goodwill and $3.7 million in core deposit intangibles, and liabilities of AAB as of the merger date have been recorded at their estimated fair value and added to those of Level One. As of September 30, 2020, the Company had total consolidated assets of $2.45 billion, total consolidated deposits of $1.94 billion and total consolidated shareholders' equity of $209.5 million.

Recent Developments
Third Quarter Dividend. On September 16, 2020, the Company declared a third quarter 2020 cash dividend of $0.05 per common share, payable on October 15, 2020.
Preferred Stock Public Offering and First Cash Dividend. On August 10, 2020, the Company sold 1,000,000 depositary shares, each representing a 1/100th interest in a share of 7.50% Non-Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The aggregate offering price for the shares sold by the Company was $25.0 million, and after deducting $1.6 million of underwriting discounts and offering expenses paid to third parties, the Company received total net proceeds of $23.4 million.
On October 21, 2020, Level One’s Board of Directors declared a quarterly cash dividend of $47.92 per share on its 7.50% Non-Cumulative Preferred Stock, Series B. Holders of depositary shares will receive $0.4792 per depositary share. The dividend is payable on November 15, 2020, to shareholders of record at the close of business on October 31, 2020.
Impact of COVID-19 Pandemic. The COVID-19 pandemic in the United States has had, and is expected to continue to have, a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Michigan, where individuals, companies and other organizations have limited their economic activity in response to the pandemic. It is uncertain whether and to what extent additional restrictions on economic activities and social gatherings will be imposed in future periods. These limitations on economic activity have had an adverse impact on the Michigan economy and our clients. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. Up until June 22, 2020, the Bank had been serving its customers through its drive-thrus, by appointment only for in-person services, and online and mobile banking tools. While our branches became fully available for in-person services to serve our clients on June 22, 2020, we will continue to be diligent in our efforts to follow all CDC guidelines to ensure the health and safety of our clients and team members.
As a result of the COVID-19 pandemic, the state’s unemployment rate remained slightly elevated at 8.5% in September 2020 compared to 4.1% in March 2020 before the full impact of COVID-19, according to the Michigan Department of Technology, Management & Budget.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 - 0.25%.
•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”). The Bank participated as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Refer to Note 4 - Loans for further discussion of the CARES Act and its impact on TDRs.
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
•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes three new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (“MSNLF”), (2) the Main Street Priority Loan Facility (“MSPLF”), and (3) the Main Street Expanded Loan Facility (“MSELF”). MSNLF and MSPLF loans are unsecured term loans originated on or after April 24, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 24, 2020. The combined size of the program is authorized up to $600 billion. The Company is currently participating in all three loan facilities established by the Main Street Business Lending Program.
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
•On August 3, 2020, the FFIEC issued a joint statement on Additional Loan Accommodations Related to COVID-19, which, among other things, encouraged financial institutions to consider prudent additional loan accommodation options when borrowers are unable to meet their obligations due to continuing financial challenges. Accommodation options should be based on prudent risk management and consumer protection principles.

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
Level One's Response to the COVID-19 Pandemic. Level One has taken comprehensive steps to help our customers, team members and communities during the current COVID-19 pandemic health crisis. For our customers, we have provided loan payment deferrals and offered fee waivers, among other actions. Through September 30, 2020, we have helped our consumer and small business customers by deferring loan payments and waiving fees on $416.3 million of non-PPP loans ($388.9 million of commercial balances and $27.4 million of consumer balances). As of September 30, 2020, we had $16.3 million of loans that had an outstanding payment deferral.
We are continuing to enable the vast majority of our main office team members to work remotely each day. We have also taken significant actions to help ensure the safety of our team members whose roles require them to come into the office, which include the development, implementation and communication of a comprehensive return to office plan. In addition, while our branches have fully opened to serve our clients, we continue to be diligent in our efforts to follow all CDC guidelines to ensure the health and safety of our clients and team members. We will continue to evaluate this fluid situation and take additional actions as necessary.
To support our communities, we have made charitable donations, including one to a local health system, in order to help support the frontline workers impacted by the COVID-19 pandemic.
Level One also recognizes that some of the most impacted industries are the food service and hospitality industries. As of September 30, 2020, Level One had less than 4.4% and 0.5% of loan concentrations in the food service and hospitality industries, respectively.

Selected Financial Data - Unaudited

	As of and for the three months ended			As of and for the nine months ended
(Dollars in thousands, except per share data)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Earnings Summary
Interest income	$20,245	$20,396	$17,983	$60,458	$53,082
Interest expense	3,648	4,163	4,995	12,808	14,935
Net interest income	16,597	16,233	12,988	47,650	38,147
Provision expense (benefit) for loan losses	4,270	5,575	(16)	10,334	835
Noninterest income	9,125	7,789	3,858	21,604	9,621
Noninterest expense	15,126	15,083	11,539	44,771	33,074
Income before income taxes	6,326	3,364	5,323	14,149	13,859
Income tax provision	1,117	643	914	2,109	2,428
Net income	5,209	2,721	4,409	12,040	11,431
Net income allocated to participating securities	40	19	45	140	110
Net income attributable to common shareholders	$5,169	$2,702	$4,364	$11,900	$11,321
Per Share Data
Basic earnings per common share	$0.68	$0.35	$0.57	$1.56	$1.48
Diluted earnings per common share	0.67	0.35	0.56	1.55	1.46
Diluted earnings per common share, excluding acquisition and due diligence fees (1)	0.67	0.37	0.60	1.72	1.50
Book value per common share	24.06	23.31	21.77	27.08	21.77
Tangible book value per common share (1)	18.74	18.09	20.51	18.74	20.51
Preferred shares outstanding (in thousands)	10	—	—	10	—
Common shares outstanding (in thousands)	7,734	7,734	7,714	7,734	7,714
Average basic common shares (in thousands)	7,675	7,676	7,721	7,640	7,738
Average diluted common shares (in thousands)	7,712	7,721	7,752	7,701	7,776
Selected Period End Balances
Total assets	$2,446,447	$2,541,696	$1,509,463	$2,446,447	$1,509,463
Securities available-for-sale	253,527	217,172	205,242	253,527	205,242
Total loans	1,843,888	1,815,353	1,168,923	1,843,888	1,168,923
Total deposits	1,943,435	1,821,351	1,194,542	1,943,435	1,194,542
Total liabilities	2,236,979	2,361,437	1,341,495	2,236,979	1,341,495
Total shareholders' equity	209,468	180,259	167,968	209,468	167,968
Total common shareholders' equity	186,098	180,259	167,968	186,098	167,968
Tangible common shareholders' equity (1)	144,963	139,913	158,250	144,963	158,250
Performance and Capital Ratios
Return on average assets	0.83%	0.46%	1.16%	0.71%	1.02%
Return on average equity	10.48	6.02	10.58	8.68	9.51
Net interest margin (fully taxable equivalent) (2)	2.80	2.98	3.59	3.04	3.61
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	58.81	62.79	68.50	64.65	69.24
Dividend payout ratio	7.41	14.22	7.03	8.99	7.45
Total shareholders' equity to total assets	8.56	7.09	11.13	8.56	11.13
Tangible common equity to tangible assets (1)	6.03	5.59	10.55	6.03	10.55
Common equity tier 1 to risk-weighted assets	8.83	8.76	11.73	8.83	11.73
Tier 1 capital to risk-weighted assets	10.31	8.76	11.73	10.31	11.73
Total capital to risk-weighted assets	14.39	12.81	13.84	14.39	13.84
Tier 1 capital to average assets (leverage ratio)	7.17	6.21	10.12	7.17	10.12
Asset Quality Ratios:
Net charge-offs to average loans	0.02%	0.34%	0.01%	0.14%	0.03%
Nonperforming assets as a percentage of total assets	0.79	0.33	0.78	0.79	0.78
Nonaccrual loans as a percent of total loans	1.04	0.46	0.98	1.04	0.98
Allowance for loan losses as a percentage of total loans	1.15	0.94	1.05	1.15	1.05
Allowance for loan losses as a percentage of nonaccrual loans	110.32	206.37	107.46	110.32	107.46
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	105.46	195.04	100.52	105.46	100.52
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below.
(2) Presented on a tax equivalent basis using a 21% tax rate.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Some of the financial measures included in this report are not measures of financial condition or performance recognized by GAAP. These non-GAAP financial measures include tangible common shareholders' equity, tangible book value per common share and the ratio of tangible common equity to tangible assets, net income and diluted earnings per common share excluding acquisition and due diligence fees as well as allowance for loan loss as a percentage of total loans excluding PPP loans. Our management uses these non-GAAP financial measures in its analysis of our performance, and we believe that providing this information to financial analysts and investors allows them to evaluate capital adequacy, as well as better understand and evaluate the Company’s core financial results for the periods in question.
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity, Tangible Common Equity to Tangible Assets Ratio and Tangible Book Value Per Share
	As of
(Dollars in thousands, except per share data)	September 30, 2020	June 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders' equity	$209,468	$180,259	$167,968
Less:
Preferred stock	23,370	—	—
Total common shareholders' equity	186,098	180,259	167,968
Less:
Goodwill	35,554	35,554	9,387
Other intangible assets, net	5,581	4,792	331
Tangible common shareholders' equity	$144,963	$139,913	$158,250

Common shares outstanding (in thousands)	7,734	7,734	7,714
Tangible book value per common share	$18.74	$18.09	$20.51

Total assets	$2,446,447	$2,541,696	$1,509,463
Less:
Goodwill	35,554	35,554	9,387
Other intangible assets, net	5,581	4,792	331
Tangible assets	$2,405,312	$2,501,350	$1,499,745

Tangible common equity to tangible assets	6.03%	5.59%	10.55%

Adjusted Income and Diluted Earnings Per Share
	For the three months ended			For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income, as reported	$5,209	$2,721	4,409	$12,040	11,431
Acquisition and due diligence fees	17	176	319	1,664	319
Income tax benefit (1)	(4)	(34)	(25)	(333)	(25)
Net income, excluding acquisition and due diligence fees	$5,222	$2,863	4,703	$13,371	11,725

Diluted earnings per share, as reported	$0.67	$0.35	$0.56	$1.55	$1.46
Effect of acquisition and due diligence fees, net of income tax benefit	0.00	0.02	0.04	0.17	0.04
Diluted earnings per common share, excluding acquisition and due diligence fees	$0.67	$0.37	$0.60	$1.72	$1.50
(1) Assumes income tax rate of 21% on deductible acquisition expenses.

Allowance for Loan Loss as a Percentage of Total Loans, Excluding PPP Loans
	As of
(Dollars in thousands, except per share data)	September 30, 2020	June 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)
Total loans	$1,843,888	$1,815,353	$1,168,923
Less:
PPP loans	392,521	388,264	—
Total loans, excluding PPP loans	$1,451,367	$1,427,089	$1,168,923

Allowance for loan loss	21,254	17,063	12,307
Allowance for loan loss as a percentage of total loans	1.15%	0.94%	1.05%
Allowance for loan loss as a percentage of total loans excluding PPP loans	1.46%	1.20%	1.05%

Results of Operations
Net Income
We had net income of $5.2 million, or $0.67 per diluted common share, for the three months ended September 30, 2020, compared to $4.4 million, or $0.56 per diluted common share, for the three months ended September 30, 2019. The increase of $800 thousand in net income reflected increases of $5.3 million in noninterest income, primarily as a result of higher mortgage banking income, and $3.6 million in net interest income due to higher interest income on loans and lower interest expense on deposits year over year. This was partially offset by increases of $4.3 million in provision for loan losses as a result of the economic factors relating to COVID-19 and $3.6 million in noninterest expense mainly as a result of higher salary and employee benefits.
We had net income of $12.0 million, or $1.55 per diluted common share, for the nine months ended September 30, 2020, compared to $11.4 million, or $1.46 per diluted common share, for the nine months ended September 30, 2019. The increase of $609 thousand in net income primarily reflected increases of $12.0 million in noninterest income and $9.5 million in net interest income and a decrease of $319 thousand in income tax provision. The factors contributing to the increases in noninterest income and net interest income year over year are noted above. This was partially offset by increases of $11.7 million in noninterest expense, primarily due to higher salary and employee benefits as well as increase acquisition and due diligence fees, and $9.5 million in provision for loan losses due to the same factors discussed above.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings).
Net interest income of $16.6 million in the third quarter of 2020 was $3.6 million higher than net interest income of $13.0 million in the third quarter of 2019. The three months ended September 30, 2020 included a $2.3 million increase in interest income as well as a $1.3 million decrease in interest expense, compared to the same period in 2019. The increase in interest income was primarily driven by increases of $2.6 million in interest and fees on loans partially offset by a decrease of $180 thousand in interest on investment securities. The increase in interest and fees on loans for the three months ended September 30, 2020 compared to the same period in 2019 was mainly driven by an increase of $688.4 million in the average balance of loans primarily as a result of the origination of $392.5 million of PPP loans and the acquisition of Ann Arbor State Bank. In the third quarter of 2020, the Bank earned $1.5 million of the total projected $12.1 million net SBA fees on PPP loans, with the remaining expected to be earned over the life of the loans, the majority of which are expected to mature two years from the date of funding unless modified by the lender and borrower. In addition to the net SBA fees, the Bank also recognized $1.0 million of interest income on the PPP loans. The decrease in interest on investment securities was mainly due to lower average interest rates. The decrease in interest expense was primarily driven by a decrease of $2.2 million in interest expense on deposits partially offset by increases of $432 thousand of interest expense on borrowed funds and $376 thousand of interest expense on subordinated notes. The decrease in deposit interest expense during the three months ended September 30, 2020 compared to 2019 was primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds interest rate of 150 basis points during first quarter of 2020 and 25 basis points in each of August, September and October of 2019. The increase in interest expense on subordinated notes was primarily due to the issuance of $30.0 million of subordinated debt in the fourth quarter of 2019. The increase in interest expense on borrowings was mainly driven by an increase of $323.3 million in the average balance of borrowings primarily as a result of funding PPP loans through FRB borrowings.
Net interest income of $47.7 million for the nine months ended September 30, 2020 was $9.4 million higher than the net interest income of $38.1 million for the nine months ended September 30, 2019. The nine months ended September 30, 2020 included a $7.4 million increase in interest income as well as a $2.0 million decrease in interest expense, compared to the same period in 2019. The increase in interest income was primarily driven by increases of $8.3 million in interest and fees on loans partially offset by a decrease of $677 thousand in interest on investment securities. The increase in interest and fees on loans for the nine months ended September 30, 2020 compared to the same period in 2019 was mainly driven by an increase of $538.2 million in the average balance of loans primarily as result of the acquisition of Ann Arbor State Bank, as well as the origination of PPP loans. In the nine months ending September 30, 2020, the Bank earned $2.9 million of the total projected $12.1 million net SBA fees on PPP loans, with the remaining expected to be earned over the life of the loans, the majority of which are expected to mature two years from the date of funding unless modified by the lender and borrower. In addition to the net SBA fees, the Bank also recognized $1.8 million of interest income on the PPP loans. The decrease in interest income on investment securities was mainly due to lower average interest rates. The decrease in interest expense was primarily driven by a decrease of $4.2 million in interest expense on deposits partially offset by increases of $1.1 million in interest expense on subordinated notes and $906 thousand in interest expense on borrowed funds. The increase in interest expense on borrowings was mainly driven by an increase of $249.0 million in the average balance of borrowings primarily as a result of higher FHLB borrowings as well as funding PPP loans through FRB borrowings. The increase in interest expense on subordinated notes was due to the same factors mentioned above.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the three months ended September 30, 2020 was 2.80%, compared to 3.59% for the same period in 2019. The decrease of 79 basis points in the net interest margin year over year was primarily a result of lower average loan yield as well as lower yields on interest earning cash balances. Average loan yield decreased to 3.98% for the third quarter of 2020, compared to 5.41% for the third quarter of 2019, primarily due to the target federal funds interest rate dropping 150 basis points in March 2020 in response to the COVID-19 pandemic and decreasing 25 basis points in each of August, September and October of 2019. Another contributing factor to the decrease in loan yields was the impact of the PPP loans originated during the second and third quarters of 2020, which had an average yield of 2.59%, net of deferred fees/costs, compared to the non-PPP loans which had an average yield of 4.35%. The decrease in loan yields was accompanied by a corresponding decrease in the cost of funds, which declined 110 basis points to 0.88% in the third quarter 2020 from 1.98% in the third quarter of 2019. Finally, during the third quarter of 2020, our average interest-earning cash balances of $259.3 million, of which the vast majority comprised of excess funding from the PPP process, earned 0.12%, which negatively affected the net interest margin. As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin will decrease in future periods.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended September 30, 2020 and 2019, the yield on total loans was impacted by 7 basis points and 15 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended September 30, 2020 and 2019, benefited by 8 basis points and 13 basis points, respectively, as a result of the excess accretable yield. As of September 30, 2020 and December 31, 2019, our remaining accretable yield was $7.9 million and $9.1 million, respectively, and our nonaccretable difference was $2.7 million and $3.9 million, respectively.
Our net interest margin (FTE) for the nine months ended September 30, 2020 was 3.04%, compared to 3.61% for the same period in 2019. The decrease of 57 basis points reflected the lower average loan yield as well as lower average interest earning cash yield that is described above. For the nine months ended September 30, 2020 and 2019, the average yield on total loans was 4.40% and 5.49%, respectively. PPP loans had an average yield of 2.87%, net of deferred fees/costs, compared to the non-PPP loans which had an average yield of 4.62%. The yield on total loans was impacted by 7 basis points and 15 basis points, respectively due to the accretable yield on purchased credit impaired loans. Our net interest margin for the nine months ended September 30, 2020 and 2019, benefited by 9 basis points and 12 basis points, respectively, as a result of the excess accretable yield.

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
Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,871,164	$18,730	3.98%	$1,182,764	$16,134	5.41%
Investment securities(4):
Taxable	139,237	652	1.86	121,473	857	2.80
Tax-exempt	94,526	613	3.19	85,332	588	3.28
Interest-earning cash balances	259,349	76	0.12	51,142	289	2.24
Other investments	12,419	174	5.57	8,325	115	5.48
Total interest-earning assets	$2,376,695	$20,245	3.41%	$1,449,036	$17,983	4.96%
Non-earning assets:
Cash and due from banks	27,571			23,103
Premises and equipment	15,791			13,228
Goodwill	35,554			9,387
Other intangible assets, net	4,980			347
Bank-owned life insurance	18,006			12,023
Allowance for loan losses	(17,321)			(12,241)
Other non-earning assets	55,899			27,145
Total assets	$2,517,175			$1,522,028
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$116,285	$65	0.22%	$51,963	$63	0.48%
Money market and savings deposits	513,420	556	0.43	320,363	1,170	1.45
Time deposits	575,179	1,702	1.18	543,765	3,245	2.37
Borrowings	394,020	693	0.70	70,766	261	1.46
Subordinated notes	44,468	632	5.65	14,925	256	6.81
Total interest-bearing liabilities	$1,643,372	$3,648	0.88%	$1,001,782	$4,995	1.98%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	$640,095			$333,690
Other liabilities	34,846			19,804
Shareholders' equity	198,862			166,752
Total liabilities and shareholders' equity	$2,517,175			$1,522,028
Net interest income		$16,597			$12,988
Interest spread			2.53%			2.98%
Net interest margin(5)			2.78%			3.56%
Tax equivalent effect			0.02%			0.03%
Net interest margin on a fully tax equivalent basis			2.80%			3.59%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $144 thousand and $118 thousand on tax-exempt securities for the three months ended September 30, 2020 and 2019, respectively, using the federal corporate tax rate of 21%.
(3) Includes nonaccrual loans.
(4) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the nine months ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Revenue/Expense(1)	Average Yield/Rate(2)	Average Balance	Interest Revenue/Expense(1)	Average Yield/Rate(2)
Interest-earning assets:
Gross loans(3)	$1,696,073	$55,817	4.40%	$1,157,837	$47,547	5.49%
Investment securities(4):
Taxable	124,169	1,930	2.08	135,460	2,773	2.74
Tax-exempt	97,104	1,894	3.20	84,476	1,728	3.28
Interest-earning cash balances	188,179	400	0.28	37,359	670	2.40
Other investments	12,401	417	4.49	8,325	364	5.85
Total interest-earning assets	$2,117,926	$60,458	3.84%	$1,423,457	$53,082	5.02%
Non-earning assets:
Cash and due from banks	26,264			24,075
Premises and equipment	16,195			13,252
Goodwill	35,894			9,387
Other intangible assets, net	4,420			383
Bank-owned life insurance	17,868			11,955
Allowance for loan losses	(14,387)			(11,950)
Other non-earning assets	47,714			18,642
Total assets	$2,251,894			$1,489,201
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$112,579	$262	0.31%	$53,894	$180	0.45%
Money market and savings deposits	458,438	2,217	0.65	307,461	3,389	1.47
Time deposits	564,396	6,560	1.55	556,922	9,647	2.32
Borrowings	311,024	1,866	0.80	62,006	960	2.07
Subordinated notes	44,463	1,903	5.72	14,910	759	6.81
Total interest-bearing liabilities	$1,490,900	$12,808	1.15%	$995,193	$14,935	2.01%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	$546,066			$316,754
Other liabilities	30,047			17,048
Shareholders' equity	184,881			160,206
Total liabilities and shareholders' equity	$2,251,894			$1,489,201
Net interest income		$47,650			$38,147
Interest spread			2.69%			3.01%
Net interest margin(5)			3.01%			3.58%
Tax equivalent effect			0.03%			0.03%
Net interest margin on a fully tax equivalent basis			3.04%			3.61%
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $431 thousand and $347 thousand on tax-exempt securities for the nine months ended September 30, 2020 and 2019, respectively, using the federal corporate tax rate of 21%.
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

	For the three months ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(5,085)	$7,681	$2,596
Investment securities:
Taxable	(317)	112	(205)
Tax-exempt	(49)	74	25
Interest-earning cash balances	(486)	273	(213)
Other investments	59	—	59
Total interest income	(5,878)	8,140	2,262
Interest-bearing liabilities
Interest-bearing demand deposits	(47)	49	2
Money market and savings deposits	(1,091)	477	(614)
Time deposits	(1,721)	178	(1,543)
Borrowings	(202)	634	432
Subordinated debt	(52)	428	376
Total interest expense	(3,113)	1,766	(1,347)
Change in net interest income	$(2,765)	$6,374	$3,609

	For the nine months ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(10,773)	$19,043	$8,270
Investment securities:
Taxable	(625)	(218)	(843)
Tax-exempt	(137)	303	166
Interest-earning cash balances	(1,016)	746	(270)
Other investments	(98)	151	53
Total interest income	(12,649)	20,025	7,376
Interest-bearing liabilities
Interest-bearing demand deposits	(68)	150	82
Money market and savings deposits	(2,398)	1,226	(1,172)
Time deposits	(3,215)	128	(3,087)
Borrowings	(895)	1,801	906
Subordinated debt	(138)	1,282	1,144
Total interest expense	(6,714)	4,587	(2,127)
Change in net interest income	$(5,935)	$15,438	$9,503

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of September 30, 2020, and December 31, 2019, our remaining accretable yield was $7.9 million and $9.1 million, and our nonaccretable difference was $2.7 million and $3.9 million, respectively.
The provision for loan losses was a provision expense of $4.3 million for the three months ended September 30, 2020 compared to a $16 thousand provision benefit for the same period in 2019. The $4.3 million increase in the provision for loan losses was primarily a result of a $3.3 million increase in general reserves due to the uncertainty surrounding the impact of the COVID-19 pandemic on the loan portfolio as well as a $794 thousand increase in specific reserves.
The provision for loan losses was a provision expense of $10.3 million for the nine months ended September 30, 2020, compared to $835 thousand for the nine months ended September 30, 2019. The increase of $9.5 million in the provision for loan losses was primarily as a result of a $6.7 million increase in general reserves due to an adjustment of qualitative factors attributable to the COVID-19 pandemic during the second and third quarters of 2020. In addition, there was a $1.6 million increase in provision resulting primarily from a $1.3 million chargeoff during the second quarter of 2020 on a nonaccrual loan that was subsequently sold. Lastly, there was also a $782 thousand increase in specific reserves on loans individually evaluated for impairment. The Company will continue to monitor the impacts of the COVID-19 pandemic and will re-evaluate the appropriateness of the provision for loan losses in future quarters as needed.
Noninterest Income
The following table presents noninterest income for the three and nine months ended September 30, 2020 and 2019.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Noninterest income
Service charges on deposits	$616	$627	$1,798	$1,914
Net gain on sales of securities	434	151	1,862	151
Mortgage banking activities	7,108	2,352	15,380	5,788
Other charges and fees	967	728	2,564	1,768
Total noninterest income	$9,125	$3,858	$21,604	$9,621
Noninterest income increased $5.2 million to $9.1 million for the three months ended September 30, 2020 compared to $3.9 million for the same period in 2019. The increase in noninterest income was primarily due to increases in mortgage banking activities of $4.8 million and net gains on sales of securities of $283 thousand. The increase in the mortgage banking activities was mainly attributable to $98.2 million higher residential loan originations held for sale and $66.9 million higher residential loans sold as a result of the lower interest rate environment during the third quarter of 2020. The increase in net gain on sales of securities was due to higher gains realized on securities sold in the third quarter of 2020 than those sold in the third quarter of 2019.
Noninterest income increased $12.0 million to $21.6 million for the nine months ended September 30, 2020, compared to $9.6 million for the same period in 2019. The increase in noninterest income was primarily due to increases in mortgage banking activities of $9.6 million, net gain on sales of securities of $1.7 million, as well as increases of $263 thousand net gain on sales of other real estate owned, $139 thousand in bank owned life insurance ("BOLI") interest income, and $118 thousand in interest rate swap fees (all included in "other charges and fees" in the table above). The increase in the mortgage banking activities was mainly attributable to $214.4 million higher residential loan originations held for sale and $189.8 million higher residential loans sold as a result of the lower interest rate environment in 2020. The increase in the net gain on sales of securities was attributable to the same factors mentioned above. The increase in net gains on sales of other real estate owned was due to the sale of four properties during the second and third quarters of 2020. The increase in BOLI interest income was due to an increase in bank owned life insurance attributable to the acquisition of Ann Arbor State Bank. The increase in interest rate swap fees was due to increased volumes of customer-initiated derivatives.
Noninterest Expense
The following table presents noninterest expense for the three and nine months ended September 30, 2020 and 2019.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Noninterest expense
Salary and employee benefits	$9,862	$7,536	$28,090	$21,642
Occupancy and equipment expense	1,678	1,203	4,773	3,575
Professional service fees	808	465	2,141	1,212
Acquisition and due diligence fees	17	319	1,664	319
Marketing expense	257	379	709	843
Printing and supplies expense	89	78	398	250
Data processing expense	844	661	2,601	1,862
Core deposit premium amortization	192	29	576	117
Other expense	1,379	869	3,819	3,254
Total noninterest expense	$15,126	$11,539	$44,771	$33,074
Noninterest expense increased $3.6 million to $15.1 million for the three months ended September 30, 2020, as compared to $11.5 million for the same period in 2019. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $2.3 million, occupancy and equipment expense of $475 thousand, FDIC premium expense of $417 thousand (included in "other expense" in the table above), professional service fees of $343 thousand, data processing expense of $183 thousand, and core deposit premium amortization of $163 thousand. This was partially offset by a decrease in acquisition expense of $302 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $1.6 million in mortgage commissions expense as well as an increase of 37 full-time equivalent employees, mainly attributable to the acquisition of Ann Arbor State Bank as well as organic growth. The increase in occupancy and equipment expense was primarily attributable to increased building rent and other expenses related to the addition of the three new branches acquired with Ann Arbor State Bank, as well as organic growth in the organization. The increase in FDIC premium expense was primarily due to the increase in assets related to the acquisition of Ann Arbor State Bank in addition to credits received during the third quarter of 2019. The increase in professional service fees was primarily related to increased residential mortgage volumes as well as increased legal fees. The increase in data processing expense was due to increased costs of loan systems. As a result of the acquisition, the Company recorded $3.7 million of core deposit premiums, leading to the increased amortization expense on core deposit intangibles compared to the same period in prior year. The decrease in acquisition and due diligence fees was primarily due to the majority of expenses related to the merger with Ann Arbor State Bank being incurred from the third quarter of 2019 to the first quarter of 2020.
Noninterest expense increased $11.7 million to $44.8 million for the nine months ended September 30, 2020, as compared to $33.1 million for the same period in 2019. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $6.4 million, acquisition and due diligence fees of $1.3 million, occupancy and equipment expense of $1.2 million, professional service fees of $929 thousand, data processing expense of $739 thousand, FDIC premium expense of $525 thousand (included in "other expense" in the table above), and core deposit premium amortization of $459 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $4.3 million in mortgage commissions expense as well as an increase of 30 full-time equivalent employees. The increase in acquisition and due diligence fees and core deposit premium amortization related to the merger with Ann Arbor State Bank, which closed on January 2, 2020. Acquisition and due diligence fees comprised of contract terminations, core system conversion, as well as severance and retention payments during the nine months ended September 30, 2020. The increase in occupancy and equipment expense, FDIC premium, professional service fees, and core deposit premiums were attributable to the same factors mentioned above. The increase in data processing expense was primarily attributable to the retention and maintenance of Ann Arbor State Bank legacy systems during the first quarter of 2020 prior to system integration, in addition to the organic growth in the organization.
Income Taxes and Tax-Related Items
During the three months ended September 30, 2020, we recognized income tax expense of $1.1 million on $6.3 million of pre-tax income resulting in an effective tax rate of 17.7% compared to the same period in 2019, in which we recognized an income tax expense of $914 thousand on $5.3 million of pre-tax income, resulting in an effective tax rate of 17.2%.
During the nine months ended September 30, 2020, we recognized income tax expense of $2.1 million on $14.1 million of pre-tax income resulting in an effective tax rate of 14.9%, compared to the same period in 2019, in which we recognized an income tax expense of $2.4 million on $13.9 million of pre-tax income, resulting in an effective tax rate of 17.5%. The decrease in income tax provision for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily as a result of a $290 thousand tax benefit related to the Ann Arbor State Bank net operating loss (NOL) resulting from the CARES Act provision that allows for NOLs generated in 2018 to 2020 to be carried back five years. Additionally, disqualified dispositions of Ann Arbor State Bank’s stock options generated a $175 thousand tax benefit.
Refer to Note 9 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the three and nine months ended September 30, 2020 and 2019.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Securities available-for-sale:
U.S. government sponsored entities and agencies	$27,199	$—
State and political subdivision	117,550	93,747
Mortgage-backed securities: residential	19,492	10,565
Mortgage-backed securities: commercial	8,655	8,779
Collateralized mortgage obligations: residential	14,333	8,529
Collateralized mortgage obligations: commercial	33,003	23,181
U.S. Treasury	1,003	1,999
SBA	18,808	21,984
Asset backed securities	9,954	10,084
Corporate bonds	3,530	2,037
Total securities available-for-sale	$253,527	$180,905
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At September 30, 2020, total investment securities were $253.5 million, or 10.4% of total assets, compared to $180.9 million, or 11.4% of total assets, at December 31, 2019. The $72.6 million increase in securities available-for-sale from December 31, 2019 to September 30, 2020, was primarily due to the acquisition of Ann Arbor State Bank, which contributed $47.4 million of investment securities as of January 2, 2020. In addition, we repositioned our investment portfolio through purchases of investment securities of $83.2 million and sales, calls, payoffs and maturities of investment securities of $52.4 million. Securities with a carrying value of $97.2 million and $27.3 million were pledged at September 30, 2020 and December 31, 2019, respectively, to secure borrowings, deposits and mortgage derivatives.
As of September 30, 2020, the Company held 66 tax-exempt state and local municipal securities totaling $48.9 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments, at September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2020 and December 31, 2019. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	September 30, 2020
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$2,520	1.61%	$4,572	1.62%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	2,267	2.08	9,942	2.39	29,081	2.87	68,208	3.18
Mortgage-backed securities: residential	—	—	96	0.89	111	2.23	19,030	1.90
Mortgage-backed securities: commercial	858	1.38	3,943	2.45	1,412	2.63	1,812	3.64
Collateralized mortgage obligations: residential	—	—	51	3.98	589	2.01	13,537	1.23
Collateralized mortgage obligations: commercial	1,005	1.51	8,926	3.08	13,678	1.66	8,050	2.44
U.S. Treasury	1,000	1.65	—	—	—	—	—	—
SBA	—	—	—	—	10,388	1.36	8,481	1.22
Asset backed securities	—	—	—	—	—	—	10,298	0.89
Corporate bonds	3,491	3.09	—	—	—	—	—	—
Total securities available-for-sale	$11,141	2.15%	$27,530	2.49%	$70,259	2.04%	$134,416	2.40%

	December 31, 2019
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
State and political subdivision	$1,375	2.25%	$3,747	2.24%	$18,566	2.95%	$65,616	3.38%
Mortgage-backed securities: residential	—	—	153	0.93	143	2.07	10,313	2.84
Mortgage-backed securities: commercial	431	0.99	4,874	2.27	1,435	2.65	1,827	3.64
Collateralized mortgage obligations: residential	—	—	—	—	727	2.15	7,814	2.11
Collateralized mortgage obligations: commercial	—	—	9,031	2.87	4,371	2.83	9,489	2.39
U.S. Treasury	—	—	1,976	2.06	—	—	—	—
SBA	—	—	—	—	8,706	2.59	13,345	2.49
Asset backed securities	—	—	—	—	—	—	10,390	2.59
Corporate bonds	1,006	2.44	1,024	4.43	—	—	—	—
Total securities available-for-sale	$2,812	2.13%	$20,805	2.60%	$33,948	2.81%	$118,794	3.01%
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
Commercial and industrial loans include financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners. The PPP loans funded during the second and third quarters of 2020, which are guaranteed by the SBA, are reported within the commercial and industrial loan category.

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
The following table details our loan portfolio by loan type at the dates presented:

	As of September 30,	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial real estate:
Non-owner occupied	$460,708	$388,515	$367,671	$343,420	$322,354
Owner occupied	269,481	216,131	194,422	168,342	169,348
Total commercial real estate	730,189	604,646	562,093	511,762	491,702
Commercial and industrial	807,923	410,228	383,455	377,686	342,069
Residential real estate	304,088	211,839	180,018	144,439	118,730
Consumer	1,688	896	999	1,036	892
Total loans	$1,843,888	$1,227,609	$1,126,565	$1,034,923	$953,393
Total loans were $1.84 billion at September 30, 2020, an increase of $616.3 million from December 31, 2019. The growth in our loan portfolio compared to December 31, 2019 was primarily due to $392.5 million of PPP loans that were originated during the second and third quarters of 2020. The acquisition of Ann Arbor State Bank also contributed $224.1 million of loans as of January 2, 2020. There was additional organic growth of $53.3 million during the first three quarters of 2020. The loan growth was partially offset by $53.6 million of runoff of acquired loans. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of September 30, 2020, approximately 39.6% of our loans were commercial real estate, 43.8% were commercial and industrial, and 16.6% were residential real estate and consumer loans. The loan mix was affected by PPP loans, which fall into the commercial and industrial loan type.
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

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of September 30, 2020.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
September 30, 2020
Commercial real estate	$93,069	$435,324	$201,796	$730,189
Commercial and industrial	149,938	579,914	78,071	807,923
Residential real estate	9,175	7,907	287,006	304,088
Consumer	59	1,499	130	1,688
Total loans	$252,241	$1,024,644	$567,003	$1,843,888
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$905,028	$185,832
Floating interest rates		119,616	381,171
Total		$1,024,644	$567,003
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
Total classified and criticized loans as of September 30, 2020 compared to December 31, 2019 were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Classified loans:
Substandard	$18,983	$20,569
Doubtful	5,086	1,838
Total classified loans	$24,069	$22,407
Special mention	37,560	17,292
Total classified and criticized loans	$61,629	$39,699
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of September 30,	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans
Commercial real estate	$7,022	$4,832	$5,927	$2,257	$147
Commercial and industrial	8,078	11,112	9,605	9,024	13,389
Residential real estate	4,151	2,569	2,915	2,767	1,498
Consumer	15	16	—	—	—
Total nonaccrual loans(1)	19,266	18,529	18,447	14,048	15,034
Other real estate owned	—	921	—	652	258
Total nonperforming assets	19,266	19,450	18,447	14,700	15,292
Performing troubled debt restructurings
Commercial real estate	—	—	—	—	290
Commercial and industrial	550	547	568	961	1,018
Residential real estate	599	359	363	261	207
Total performing troubled debt restructurings	1,149	906	931	1,222	1,515
Total impaired assets, excluding ASC 310-30 loans	$20,415	$20,356	$19,378	$15,922	$16,807
Loans 90 days or more past due and still accruing	$552	$157	$243	$440	$377
______________________________________________________
(1)Nonaccrual loans include nonperforming troubled debt restructurings of $2.4 million, $3.0 million, $5.0 million, $6.4 million, and $5.8 million at the respective dates indicated above.
During the nine months ended September 30, 2020 and 2019, the Company recorded $144 thousand and $848 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.`
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $6.1 million, $6.0 million, $7.9 million, $9.7 million, and $11.6 million at the respective dates indicated in the table above. The increase in purchase credit impaired loans as of September 30, 2020 compared to December 31, 2019 was due to the acquisition of Ann Arbor State Bank.

Nonperforming assets decreased $184 thousand as of September 30, 2020 compared to December 31, 2019. The decrease in nonperforming assets was attributable to a decrease of $921 thousand in other real estate owned, partially offset by an increase of $737 thousand in nonaccrual loans. The decrease in other real estate owned assets was due to the sale of four properties totaling $2.1 million during the second and third quarters of 2020, which included the sale of a property related to a $1.0 million commercial loan relationship transferred from nonaccrual loans to other real estate owned during the first nine months of 2020. The increase in nonaccrual loans was primarily due to five commercial loan relationships and two residential loan relationships totaling $11.4 million moving to nonaccrual status, partially offset by the sale of a $7.9 million commercial loan relationship on nonaccrual status as well as the transfer of the $1.0 million commercial loan relationship from nonaccrual loans to other real estate owned during the second quarter of 2020.
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
The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$17,063	$12,353	$12,674	$11,566
Loan charge-offs:
Commercial real estate	—	—	—	(74)
Commercial and industrial	(10)	(49)	(1,729)	(164)
Consumer	(4)	(34)	(47)	(48)
Total loan charge-offs	(124)	(83)	(1,886)	(286)
Recoveries of loans previously charged-off:
Commercial real estate	12	5	12	6
Commercial and industrial	15	10	47	101
Residential real estate	10	12	51	55
Consumer	8	26	22	30
Total loan recoveries	45	53	132	192
Net charge-offs	(79)	(30)	(1,754)	(94)
Provision expense for loan losses	4,270	(16)	10,334	835
Balance at end of period	$21,254	$12,307	$21,254	$12,307
Allowance for loan losses as a percentage of period-end loans	1.15%	1.05%	1.15%	1.05%
Net charge-offs to average loans	0.02	0.01	0.14	0.03
Our allowance for loan losses was $21.3 million, or 1.15% of loans, at September 30, 2020 compared to $12.7 million, or 1.03% of loans, at December 31, 2019. As of September 30, 2020, the allowance for loan losses as a percentage of loans excluding PPP loans, was 1.46%. The $8.6 million increase in the allowance for loan losses since December 31, 2019 was primarily due to increases in general reserves related to a 25 basis point increase of the economic qualitative factors, reflecting the expected economic impact of the COVID-19 pandemic in the second quarter of 2020 as well as a 20-25 basis point increase of the qualitative factors in the third quarter of 2020 reflecting the uncertainty surrounding the impact of the COVID-19 pandemic on the loan portfolio.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
September 30, 2020
Balance at end of period applicable to:
Commercial real estate	$9,819	39.6%
Commercial and industrial	8,180	43.8
Residential real estate	3,246	16.5
Consumer	9	0.1
Total loans	$21,254	100.0%
December 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,773	49.2%
Commercial and industrial	5,515	33.4
Residential real estate	1,384	17.3
Consumer	2	0.1
Total loans	$12,674	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9
Residential real estate	1,030	12.5
Consumer	3	0.1
Total loans	$11,089	100.0%
Goodwill
The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill. Total goodwill was $35.6 million at September 30, 2020 and $9.4 million at December 31, 2019.
As a result of the unprecedented decline in economic conditions triggered by the COVID-19 pandemic, the market valuations, including our stock price, saw a significant decline in March 2020, which then continued into second quarter of 2020. These events indicated that goodwill may be impaired and resulted in us performing a qualitative goodwill impairment assessment in the second quarter of 2020. As a result of the analysis, we concluded that it was more-likely-than-not that the fair value of the reporting unit could be greater than its carrying amount.
Since the price of our stock did not fully recover during the third quarter of 2020, the Company decided to engage a reputable, third-party valuation firm to perform a quantitative analysis of goodwill as of August 31, 2020 ("the valuation date").

In deriving at the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of our common stock; and other relevant events. In addition, the valuation relied on financial projections through 2023 and growth rates prepared by management. Based on the valuation prepared, it was determined that the Company's estimated fair value of the reporting unit at August 31, 2020 was greater than its book value and impairment of goodwill was not required.

Furthermore, management noted that despite the market capitalization declining from December 2019 to September 2020 as a result of the COVID-19 pandemic, the Bank’s financial performance has remained positive. This is evidenced by the strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net SBA fees related to PPP loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and September 30, 2020. As such, management concluded that it more likely than not that there was no goodwill impairment as of September 30, 2020.
Deposits
Total deposits were $1.94 billion at September 30, 2020 and $1.14 billion at December 31, 2019, representing 86.9% and 80.3% of total liabilities, respectively. The increase in deposits of $808.0 million was comprised of increases of $359.4 million in demand deposits, $281.6 million in money market and savings deposits and $167.1 million in time deposits. The increase in deposits was primarily due to $543.2 million of organic deposit growth during the nine months ended September 30, 2020 mainly as a result of PPP loan funds deposited into customer accounts. In addition, the acquisition of Ann Arbor State Bank in first quarter of 2020 contributed $264.8 million in deposits.
Our average interest-bearing deposit costs were 1.06% and 1.92% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in interest-bearing deposit costs between the two periods was impacted by the changing mix of deposit types, as well as by the decrease in overnight market rates, as measured by the target federal funds interest rate. The target federal funds interest rate decreased 25 basis points in each of August, September and October of 2019 and decreased 150 basis points during March 2020.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At September 30, 2020 and December 31, 2019, the Company had approximately $54.4 million and $67.4 million of brokered deposits, respectively. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
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
The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended September 30, 2020
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$640,095	34.6%	—%
Interest-bearing demand deposits	116,285	6.3	0.22
Money market and savings deposits	513,420	27.8	0.43
Time deposits	575,179	31.3	1.18
Total deposits	$1,844,979	100.0%	0.50%

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$546,066	32.5%	—%
Interest-bearing demand deposits	112,579	6.7	0.31
Money market and savings deposits	458,438	27.3	0.65
Time deposits	564,396	33.5	1.55
Total deposits	$1,681,479	100.0%	0.72%
The following table shows the contractual maturity of time deposits, including CDARS and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	September 30, 2020
Maturing in:
3 months or less	$5,232
3 months to 6 months	140,383
6 months to 1 year	130,872
1 year or greater	243,354
Total	$519,841

Borrowings
Total debt outstanding at September 30, 2020 was $261.4 million, an increase of $4.6 million from $256.7 million at December 31, 2019. The increase in total borrowings was primarily due to increases of $34.1 million in FRB borrowings to help facilitate the funding of PPP loans, and $36.2 million in long-term FHLB advances, partially offset by decreases of $60.0 million in short-term FHLB advances, $5.0 million in federal funds purchased and $664 thousand in securities sold under agreements to repurchase.
At September 30, 2020, the Company had $34.1 million of debt outstanding with the Federal Reserve Bank under the PPP Liquidity Facility. The FRB borrowings bear a 0.35% fixed interest rate and mature two years after the origination date of the respective PPP loans that have been pledged to secure them.
At September 30, 2020, FHLB advances were secured by a blanket lien on $510.6 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.9 million. At December 31, 2019, FHLB advances were secured by a blanket lien on $408.9 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.5 million.
As of September 30, 2020, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $445 thousand related to these subordinated notes. As of December 31, 2019, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $560 thousand related to these subordinated notes.
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

Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Securities sold under agreements to repurchase
Average daily balance	$163	$563	$330	$537
Weighted-average rate during period	0.30%	0.30%	0.30%	0.30%
Amount outstanding at period end	$187	$545	$187	$545
Weighted-average rate at period end	0.30%	0.30%	0.30%	0.30%
Maximum month-end balance	$187	$866	$936	$866
FHLB Advances
Average daily balance	$—	$6,630	$5,456	$27,903
Weighted-average rate during period	—%	2.57%	0.99%	2.49%
Amount outstanding at period end	$—	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%	—%
Maximum month-end balance	$—	$—	$25,000	$95,000
FHLB Line of Credit
Average daily balance	$63	$—	$60	$111
Weighted-average rate during period	—%	—%	1.29%	2.92%
Amount outstanding at period end	$—	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%	—%
Maximum month-end balance	$—	$—	$—	$895
Federal funds purchased
Average daily balance	$—	$109	$193	$2,044
Weighted-average rate during period	—%	—%	2.73%	2.74%
Amount outstanding at period end	$—	$10,000	$—	$10,000
Weighted-average rate at period end	—%	1.90%	—%	1.90%
Maximum month-end balance	$—	$10,000	$—	$15,000

Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $38.8 million to $209.5 million at September 30, 2020 as compared to $170.7 million at December 31, 2019. The increase in shareholders' equity was primarily impacted by $23.4 million from the issuance of preferred stock as well as $12.0 million of net income generated during the nine months ended September 30, 2020 and an increase of $4.5 million of other comprehensive income due to increases in net unrealized gains on available-for-sale securities, partially offset by $1.2 million of dividends declared on our common stock and $620 thousand of stock repurchased through the share buyback program during the nine months ended September 30, 2020.

The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$180,259	$162,867	$170,703	$151,760
Net income	5,209	4,409	12,040	11,431
Other comprehensive income	783	1,238	4,451	7,120
Preferred stock offering, net of issuance costs	23,370	—	23,370	—
Redeemed stock	—	(488)	(620)	(2,108)
Common stock dividends declared	(387)	(310)	(1,160)	(928)
Exercise of stock options	—	63	95	219
Stock-based compensation expense	234	189	589	474
Balance at end of period	$209,468	$167,968	$209,468	$167,968
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
A capital conservation buffer, comprised of common equity tier 1 capital, is established above the regulatory minimum capital requirements, and financial institutions that maintain a capital conservation buffer greater than 2.5% are generally not subject to the additional restrictions on dividends, share repurchases and discretionary bonus payments to executive officers under the Basel III Rule.
At September 30, 2020 and December 31, 2019, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory framework for prompt corrective action.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
September 30, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	8.83%	4.50%	7.00%
Bank	11.23%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	10.31%	6.00%	8.50%
Bank	11.23%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.39%	8.00%	10.50%
Bank	12.48%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	7.17%	4.00%	4.00%
Bank	7.83%	4.00%	4.00%	5.00%
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	11.72%	4.50%	7.00%
Bank	12.27%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.72%	6.00%	8.50%
Bank	12.27%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	15.99%	8.00%	10.50%
Bank	13.24%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.41%	4.00%	4.00%
Bank	10.96%	4.00%	4.00%	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5%.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at September 30, 2020 were $873.4 million, an increase of $173.1 million, from $700.3 million at December 31, 2019. The increase of $173.1 million was primarily due to increases of $167.1 million in time deposits, $36.2 million in long-term FHLB advances, $34.1 million in FRB borrowings under the Paycheck Protection Program Liquidity Facility ("PPPLF"), and $1.4 million in operating lease obligations, partially offset by a decrease of $65.7 million in short-term borrowings.
The following tables present our contractual obligations as of September 30, 2020 and December 31, 2019.The $34.1 million of FRB borrowings under PPPLF mature two years after the origination date of the respective PPP loans that have been pledged to secure them.

	Contractual Maturities as of September 30, 2020
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,739	$3,507	$2,613	$4,074	$11,933
Short-term borrowings	187	—	—	—	187
Long-term borrowings	3,202	51,420	32,000	130,000	216,622
Subordinated notes	—	—	—	44,555	44,555
Time deposits	444,662	150,575	4,905	—	600,142
Total	$449,790	$205,502	$39,518	$178,629	$873,439

	Contractual Maturities as of December 31, 2019
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,341	$2,351	$2,149	$4,736	$10,577
Short-term borrowings	65,851	—	—	—	65,851
Long-term borrowings	—	11,375	30,000	105,000	146,375
Subordinated notes	—	—	—	44,440	44,440
Time deposits	392,839	39,855	378	—	433,072
Total	$460,031	$53,581	$32,527	$154,176	$700,315

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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At September 30, 2020, the allowance for off-balance sheet risk was $498 thousand, compared to $318 thousand at December 31, 2019, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$5,302	$5,295	$16,276	$20,128
Unused lines of credit	30,496	361,749	28,723	288,086
Unused standby letters of credit and commercial letters of credit	3,705	2,028	4,895	—
Of the total unused lines of credit of $392.2 million at September 30, 2020, $49.2 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
During the second quarter of 2020, management took steps to increase liquidity on the balance sheet and expand the capacity for additional funding in the uncertain environment. Management maintained an elevated level of liquidity on the balance sheet in the third quarter of 2020, and will continue to monitor and determine the appropriate levels of liquidity as economic conditions develop. Furthermore, the Company continues to monitor its capital ratios regularly and has benefited from income from participation in the PPP, offset by potential stress from the weakening economy due to the COVID-19 pandemic.
At September 30, 2020, we had liquid assets of $316.8 million, compared to $257.5 million at December 31, 2019. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale. Cash and due from banks increased to $176.5 million, compared to $103.9 million at December 31, 2019 primarily as a result of excess deposits.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2020, we had $181.2 million of outstanding borrowings from the FHLB, and these advances were secured by a blanket lien on $510.6 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $211.1 million from the FHLB. Additionally, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with eight other banks, as well as $5.3 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $977.5 million, based on current policy limits at September 30, 2020. Management believed that as of September 30, 2020, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	September 30, 2020	December 31, 2019
Investment securities available-for-sale to total assets	10.36%	11.41%
Loans to total deposits	94.88	108.12
Interest-earning assets to total assets	94.32	95.58
Interest-bearing deposits to total deposits	67.46	71.30

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
The estimated impact on our net interest income as of September 30, 2020 and December 31, 2019, assuming immediate parallel moves in interest rates is presented in the table below.

	September 30, 2020		December 31, 2019
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	(2.6)%	4.8%	5.8%	1.9%
+300 basis points	1.2	7.0	5.2	2.6
+200 basis points	3.2	8.3	4.2	2.7
+100 basis points	3.9	7.9	2.7	2.1
-100 basis points	(2.8)	(4.2)	(4.0)	(3.9)
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
The table below presents the change in our economic value of equity as of September 30, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in our asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments and limitations on lowering certain deposit rates below zero.

Change in rates	September 30, 2020	December 31, 2019
+400 basis points	24.0%	(39.4)%
+300 basis points	27.0	(28.4)
+200 basis points	26.0	(17.8)
+100 basis points	19.0	(8.1)
-100 basis points	(30.0)	6.6

Item 4 – Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The COVID-19 pandemic has caused substantial economic dislocation in the United States. As a result, the Company has taken comprehensive steps to help our customers, team members and communities during the current COVID-19 pandemic health crisis. For our customers, we have provided loan payment deferrals and offered fee waivers, among other actions. Through September 30, 2020, we have helped our consumer and small business customers by deferring loan payments and waiving fees on $416.3 million of non-PPP loans ($388.9 million of commercial balances and $27.4 million of consumer balances). As of September 30, 2020, we had $16.3 million of loans that had an outstanding payment deferral.
In addition, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, social distancing in our branches and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
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
•a further and sustained decline in our stock price or the occurrence of other developments could, under certain circumstances, cause our management to perform impairment testing on our goodwill or other intangibles, which could require us to record an impairment charge that would adversely impact our results of operations, the ability of the Bank to pay dividends to us, and the Company's ability to pay dividends to its shareholders;
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
The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. Among other steps, the Federal Reserve cut the federal funds rate in March 2020, and also lowered the interest rate on emergency lending at the discount window and lengthened the term of loans to 90 days. On March 27, 2020, the CARES Act was signed into law, which, among other things, provided for one-time payments to individuals, additional unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19 pandemic.

The SBA was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.
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
The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. The $349 billion in funds for the PPP were exhausted on April 16, 2020. On April 27, 2020, the program was reopened with an additional $310 billion approved by Congress. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria. As of September 30, 2020, Level One had $392.5 million of PPP loans outstanding to more than 2,000 small and mid-sized businesses.
Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications or litigation from agents with respect to agent fees. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention our participation in the PPP. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.
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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of September 30, 2020, our goodwill totaled $35.6 million. The Company conducted an interim period goodwill impairment assessment, triggered by the COVID-19 pandemic, and concluded that goodwill was not impaired as of September 30, 2020. However, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Share Buyback Program. On January 23, 2019, the Company announced that its Board of Directors approved a repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company’s common stock with an aggregate purchase price of up to $5 million. The repurchase program began on January 23, 2019, and expires on December 31, 2020. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. As of September 30, 2020, $2.2 million of shares remained available to be repurchased under the repurchase program.

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended September 30, 2020.

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
July 1-31, 2020	—	$—	—	$2,215
August 1-31, 2020	—	—	—	2,215
September 1-30, 2020	—	—	—	2,215
Total	—	$—	—
Under applicable state law, Michigan corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of September 30, 2020, the total shares repurchased in the amount of $2.8 million were redeemed but remain authorized, unissued shares.
Item 3 – Defaults Upon Senior Securities
None.
Item 4 – Mine Safety Disclosures
Not Applicable.
Item 5 – Other Information
None.

Item 6 - Exhibits

Exhibit No.	Description
1.1
Underwriting Agreement, dated as of August 10, 2020, between Level One Bancorp, Inc. and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed August 13, 2020).

3.1	Articles of Incorporation, as amended, of Level One Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 13, 2020).

4.1
Deposit Agreement, dated as of August 13, 2020, among Level One Bancorp, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the Depositary Receipts issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed August 13, 2020).

4.2	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed August 13, 2020).

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2020, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of
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

Level One Bancorp, Inc.

Date: November 6, 2020	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2020	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)