Form 10-K
period 2020-12-31
Level One Bancorp Inc
filed 2021-03-12
CIK 1412707

Section 1: 10-K (10-K)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2020 was $84,468,885 (based on the closing price on The Nasdaq Global Select Market on that date of $16.74).

As of March 5, 2021, the number of shares outstanding of the registrant’s common stock, no par value, was 7,623,764 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2021, to be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this Form 10-K to the extent indicated in such Part.

Level One Bancorp, Inc.

Forward-Looking Statements
        This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "might," "should," "could," "predict," "potential," "believe," "expect," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "goal," "target," "aim," "would," "annualized" and "outlook," or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed in or implied by the forward-looking statements.
        A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified under "Risk Factors" or "Management's Discussion and Analysis of Financial Condition and Results of Operations" or the following:
•the effects of the COVID-19 pandemic and its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic;
•business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•compliance with governmental and regulatory requirements, particularly those relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities, tax and trade laws and regulations, and their application by our regulators;
•the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•interruptions involving our information technology and telecommunications systems or third-party servicers;
•risks related to our acquisition strategy, including our ability to identify suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs of integrating systems, procedures and personnel, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;
•our ability to effectively execute our strategic plan and manage our growth;
•accounting treatment for loans acquired in connection with our acquisitions;
•changes in our senior management team and our ability to attract, motivate and retain qualified personnel;
•governmental monetary and fiscal policies;
•interest rate risks associated with our business;
•liquidity issues, including our ability to raise additional capital, if necessary;
•fluctuations in the values of the securities held in our securities portfolio;
•the effectiveness of our risk management framework;

•developments and uncertainty related to the future use and availability of some reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”), as well as other alternative reference rates, such as the secured overnight financing rate (“SOFR”), and the adoption of a substitute;
•changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board (the "FASB"), including the implementation of the Current Expected Credit Loss (CECL) accounting standard;
•the effects of severe weather, natural disasters, acts of war or terrorism, widespread disease or pandemics, including the COVID-19 pandemic, and other external events;
•the costs and obligations associated with being a public company;
•effects of competition within our market areas from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•our dependence on non-core funding sources and our cost of funds;
•our ability to maintain our reputation; and
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation.
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
Part I
Item 1 - Business
Company Overview
Level One Bancorp, Inc. (the "Company," "Level One," "we," "our," or "us") is the bank holding company, registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), for Level One Bank (the "Bank"), headquartered in Farmington Hills located in Oakland County, Michigan. The Company is a Michigan corporation incorporated in 2006 and a financial holding company. The Bank has grown rapidly since its founding in 2007 and is one of the largest locally-headquartered commercial banks in southeastern Michigan. This growth has been driven primarily by our entrepreneurial culture, our experienced management team and by the economic strength of our core market area in Oakland County, which, as of December 31, 2020, had the fourteenth highest median income in the United States of counties with over one million residents. As of December 31, 2020, we had $2.44 billion in assets, $1.72 billion in loans, $1.96 billion in deposits and total shareholders’ equity of $215.3 million. We generated net income of $20.4 million for the year ended December 31, 2020, or $2.57 per diluted common share, and $16.1 million for the year ended December 31, 2019, or $2.05 per diluted common share.
In our thirteen years of operation, we have grown to 17 offices, including 9 banking centers (our full‑service branches) in Oakland County, one banking center in each of Detroit and Grand Rapids, Michigan’s two largest cities, one banking center in Sterling Heights, one banking center in Jackson, and three banking centers and a mortgage loan production office in Ann Arbor. In addition to our organic growth, we acquired Michigan Heritage Bank in 2009, Paramount Bank in 2010, Lotus Bank in 2015, and Bank of Michigan in 2016, which added to our commercial banking, retail banking and mortgage lending while expanding our product suite and staffing levels. We also acquired Ann Arbor State Bank as of January 2, 2020, which expanded our client base in Ann Arbor by adding two banking centers to our already established banking center and a mortgage production office, and another banking center in Jackson. Our aim is to continue our growth, primarily through organic growth but supplemented by opportunistic acquisitions that are additive to our franchise value.
Lending Activities
We offer a broad and growing set of lending products and related services, made up of commercial real estate loans, including construction and land development loans; commercial and industrial loans, including lines of credit, term loans, and loans under the Small Business Administration (SBA) lending program (including paycheck protection program ("PPP") loans); residential real estate loans; and consumer loans, including home equity loans, automobile loans and credit card services. We target our services to owner-managed businesses, professional firms, real estate professionals, not-for-profit businesses and consumers within our geographic markets who meet our underwriting standards.
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
Commercial Loans. The commercial loans offered by the Bank include (i) commercial mortgages, (ii) commercial and industrial loans consisting of operating lines of credit, term loans, SBA-guaranteed loans (including PPP loans) and loans guaranteed by other loan programs such as the Michigan Economic Development Corporation (MEDC) collateral support program and, in the past, the U.S. Department of Agriculture (USDA) Business and Industry program; and (iii) commercial real estate construction and land development loans. Targeted customer groups include small and mid-sized business owners and operators. Another target group is professionals who are likely to build and occupy facilities at their principal employment locations.
The Bank’s commercial mortgages are used to provide construction and permanent financing for owner-occupied, retail and office buildings, and multi-family buildings. Commercial real estate secured loans are generally written on a five-year term, with amortizing periods ranging up to twenty years. Interest rates may be fixed for three to seven years, or adjustable. The Bank generally charges an origination fee for its services. We generally require personal guarantees from the principal owners of the property supported by a review of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The conventional loan-to-value ratio as established by an independent appraisal typically will not exceed 80% for these loans. Owner-occupied commercial real estate loans were $275.0 million, or 16.0% of the Company’s loan portfolio, and non-owner occupied commercial real estate/multi-family loans were $445.8 million, or 25.9% of the Company’s loan portfolio, as of December 31, 2020.
Commercial and industrial loans are generally made to small to mid-sized businesses for business purposes and are supported by the cash flow of the underlying business as well as collateral of accounts receivable, inventory and/or equipment and personal guaranties from the business owners. SBA, MEDC, and USDA lending programs are utilized to enhance the credit quality of loans that already meet the requirements of the Company’s rigorous credit underwriting policies and procedures. These programs have a further benefit to the Company in terms of liquidity and potential fee income, since there is an active secondary market that will purchase the guaranteed portion of these loans at a premium. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. Commercial and industrial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from operating income. The terms of these loans vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly, quarterly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity. As of December 31, 2020, commercial and industrial loans (including PPP loans) totaled approximately $685.5 million, or 39.8% of the Company’s loan portfolio.
Construction loans include commercial projects (such as multi-family housing, industrial, office and retail centers). Permanent financing is typically offered for commercial properties under construction. These loans typically have a term of less than 18 months, floating interest rates and commitment fees. Construction loans for investment real estate are made to developers who have an established record of successful project completion and loan repayment. Loan repayment for owner occupied transactions is generally from permanent financing with either the Bank or a qualified mortgage lender. The conventional loan-to-value ratio as established by independent appraisal typically is limited to 80% or less for owner occupied and 75% or less for non-owner occupied real estate. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or third-party inspector has inspected the project, with construction monitoring handled by the Bank’s Credit Administration department, which ensures title policies are updated for each construction draw. At December 31, 2020, we had in $82.5 million construction loans outstanding, representing 4.8% of the Company’s loan portfolio, with $56.9 million in undisbursed commitments.
Residential Real Estate. We originate both fixed-rate loans and adjustable-rate loans in our residential lending program. Generally, these loans are originated to meet the requirements of the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal Housing Administration ("FHA"), Veterans Affairs

("VA") and jumbo loans for sale in the secondary market to investors. We typically sell our long term fixed rate and retain our adjustable loan originations. We generally underwrite our one- to four-family loans based on the applicant’s employment, debt to income levels, credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family conforming residential loans. In situations where we grant a residential first mortgage loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one- to four-family loans are generally appraised by independent appraisers selected by our appraisal management companies conforming with appraisal independent compliance guidelines. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum. Fixed rate loans generally are offered on a fully amortizing basis for terms ranging from 10 to 30 years at interest rates and fees that reflect current secondary market pricing. Most adjustable rate mortgage (ARM) products offered adjust annually after an initial period ranging from one to ten years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%. Beginning in 2021, these ARM products most frequently adjust based upon the 30-day average yield of the SOFR index adjusted to a constant maturity of six months plus a margin or spread above the index. Generally, ARM loans held in our portfolio do not allow for interest-only payments nor negative amortization of principal and carry allowable prepayment restrictions. The Bank also makes a limited amount of loans secured by second mortgages on residential real estate. Second residential mortgages may have a loan to value of up 80% when combined with the first mortgage; however exceptions can be made based on credit capacity, collateral and the banking relationship. Also included in residential real estate loans are home equity lines of credit. Home equity lines of credit generally have a loan to value ratio of up to 90% at the time of origination when combined with the first mortgage. In 2020, the Bank temporarily restricted the loan to value ratio to 80% at the time of origination when combined with a first mortgage due to the uncertainty related to COVID-19. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a 10-year draw period, followed by a 10-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. As of December 31, 2020, residential loans totaled approximately $315.5 million, or 18.3% of the Company’s loan portfolio, of which $42.4 million were home equity lines of credit.
Consumer Loans. Consumer loans offered by the Bank include personal installment and auto loans and credit cards through a third-party provider. Personal lines of credit generally have maturities from one to five years and variable interest rates. Personal unsecured loans are available to creditworthy bank customers with limits determined on a loan by loan basis. Credit reports and industry standard debt-to-income ratios or less are used to qualify borrowers. As of December 31, 2020, consumer loans totaled approximately $1.7 million, or 0.1% of the Company’s loan portfolio.
Loan Policy and Approval. Loan authority is delegated by the Directors Loan Committee. The Bank does not provide loan authority to any one individual, but takes a risk management approach based on aggregate credit exposure and risk grading. Aggregate exposure less than $2.0 million requires multi-signature approval. The Management Loan Committee has approval authority up to $6.0 million. All other loans require approval by the Directors Loan Committee. Each loan request requires some level of credit approval. Under applicable federal and state law, the Bank’s permissible loans to one borrower are limited to $56.1 million in the aggregate as of December 31, 2020, subject to two-thirds board approval.
Deposit Services. The Bank offers a full range of deposit services insured by the Federal Deposit Insurance Corporation (FDIC), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts (IRAs), and (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines (ATMs). The Bank also offers debit cards and internet banking as well commercial depository (treasury management) services.
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
In addition, as of December 31, 2020, the Bank had $29.3 million of brokered deposits and deposits obtained through the use of internet listing services (approximately 1.5% of total deposits).
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
Our Market Areas
        We believe the demographics of our market areas provide strong growth opportunities for our loan portfolio and deposits. The following chart, which is based on data from S&P Global Market Intelligence, shows our share of the deposits in our market areas as of June 30, 2020, which is the most recent data available.

	Deposits	Level One
(Dollars in millions)	in Market	Deposits	Market Share
Market Area by County
Oakland County	$78,941.6	$1,591.1	2.02%
Washtenaw County	11,289.8	90.6	0.80
Wayne County	77,649.1	78.4	0.10
Macomb County	19,094.1	38.4	0.20
Kent County	20,458.6	18.6	0.09
Jackson County	2,776.5	16.5	0.59

Human Capital Resources
Level One’s community banking strategy relies heavily on the personal relationships and the quality of service provided by team members. Accordingly, Level One aims to attract, develop and retain team members who can drive financial and strategic growth objectives and build long-term shareholder value. Key items related to Level One’s human capital resources are described below.
Structure. As of December 31, 2020, Level One had 282 full-time equivalent team members, primarily located in Michigan. Level One’s Chief Human Resources Officer reports directly to the Chairman, President and CEO and manages all aspects of the team member experience, including talent acquisition, education and development, talent management, and compensation and benefits. None of our employees are a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
The Board of Directors and the Compensation Committee are updated on Level One’s talent development and human capital management strategies, with a focus on providing competitive compensation and benefit plans.

Productivity. Level One carefully manages the size of its workforce and reallocates resources as needed. As of December 31, 2020, Level One’s total headcount was 8% higher than the preceding year-end mostly due to the acquisition of Ann Arbor State Bank that occurred on January 2, 2020. The addition of these new team members enhanced Level One’s presence and opportunity in its southeast Michigan market, Ann Arbor. Additionally, Level One team members produced record high mortgage volumes and outpaced its peers in supporting the PPP loan program for its customer base while providing approximately 900 PPP loans to new clients.
Diversity. Level One is committed to providing a safe and engaging environment for all team members. Level One has been recognized for eight years in a row as one of Metro Detroit's Best and Brightest Companies to Work for by MichBusiness. Level One believes this was driven largely by the commitment of its diverse talent who have ready access to decision makers. Level One believes that it meets all the requirements for a diverse workforce as evidenced by a strong Affirmative Action Plan and its retention of diverse talent. As an area of focus for Level One in 2020, Level One took a particular interest in the effect of societal turbulence on our minority team members and conducted an honest and sincere conversation about race relations with these team members. The team members then engaged in developing a path to enhance the engagement with Level One through further dialogue and programmatic support.
Compensation and Benefits. Level One strives to provide pay, benefits, and services that help meet the varying needs of its team members. Compensation and benefits include market-competitive pay, retirement programs, broad-based bonuses, health and welfare benefits, financial counseling, paid time off, family leave and flexible work schedules. Level One periodically reviews compensation and benefits by grade level and position to ensure similar positions are paid comparatively and to ensure that Level One has a competitive and valuable offering to meet the well-being and needs of its team members.
Development and Retention. Level One measures the success of its talent acquisition strategy on speed and quality of acquisition, retention, and overall performance metrics. Sourcing strategies are reviewed to ensure that the best talent is attracted to Level One.
Level One has also created internal programs to support the development and retention of its team members, including an internal leadership development program designed to train emerging leaders, enhanced training for retail bank team members, and personality-type training for all team members to better understand themselves and others. Additionally, specially focused development plans were created for high potential and key talent to ensure learning through a variety of experiences. Level One also supports its team members’ involvement in external development programs. For example, each year, women are sponsored to attend the MBA Women’s Forum and others are supported through attendance in webinars and conferences.
Team member turnover for 2020 was 13%. In 2020, Level One conducted its second enterprise-wide team member engagement survey with an 84% participation rate. Two councils representing team members from across the organization were formed to address the feedback.
Culture and Core Values. Level One leadership believes the foundation of its culture is built on six core values: Passion, Relationship Focused, Humble Yet Confident, Hardest Job You’ll Ever Love, Do What’s Best, and Results Matter. These core values are embedded in all team members’ performance reviews and talent discussions and are present in all interviews, selection decisions and promotions. The energy and dedication to Level One’s entrepreneurial spirit are driven by these core values and are evidenced by positive engagement survey results.
COVID-19. In 2020, in response to the COVID-19 pandemic, over 75% of Level One’s team members were able to work remotely. Level One also provided 10 days of paid time off for team members exposed to COVID-19 or who were diagnosed with COVID-19 prior to the passing of the Families First Coronavirus Response Act. Level One adopted each of the provisions of the CARES Act relating to 401(k) loan and withdrawal relief and Level One participated in no-cost health care benefits pertaining to COVID-19 along with free telehealth visits. Level One did not reduce salaries or any other benefits during this time to support our team members through the pandemic.
Corporate Information
Our principal executive office is located at 32991 Hamilton Court, Farmington Hills, Michigan, and our telephone number is (248) 737-0300. Our website address is www.levelonebank.com. Through our website, under “Investor Relations - Financials,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). The contents of our website are not incorporated by reference into this report.
Supervision and Regulation

General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Michigan Department of Insurance and Financial Services (the “DIFS”), the FDIC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.
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
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
COVID-19 Pandemic
The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.
Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.
Reference is made to “Item 1A. Risk Factors — COVID-19 Risks” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Impact of COVID-19 Pandemic” for information on the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion, like the Company) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Bank is currently subject to the Basel III Rule as described below.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:
•A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital,

8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.
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
Under the capital regulations of the Federal Reserve for the Company and the FDIC for the Bank, in order to be well‑capitalized, we must maintain:
•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
As of December 31, 2020: (i) the Bank was not subject to a directive from DIFS or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. We may elect the CBLR framework at any time but have not currently determined to do so.
Regulation and Supervision of the Company
General. As the sole shareholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal

Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and our subsidiaries as the Federal Reserve may require.
Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.
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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. As of the date of this filing, the Federal Reserve has not requested that the Company report consolidated regulatory capital, recognizing the exemption under the Federal Reserve’s Small Bank Holding Company Policy Statement applicable to holding companies with less than $3 billion in total assets (as long as they do not: engage in significant nonbanking activities, conduct significant off-balance sheet activities or have a material amount of debt or equity securities registered with the SEC). Unless the Federal Reserve determines otherwise, we are considered well-capitalized, as long as the Bank is well-capitalized. For a discussion of capital requirements, see “—The Role of Capital” above.
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Michigan corporation, we are subject to the Michigan Business Corporation Act, as amended, which prohibits us from paying a dividend if, after giving effect to the dividend we would not be able to pay our debts as the debts become due in the usual course of business, or our total assets would be less than the sum of its total liabilities plus, the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration in the industry as a result of the COVID-19 pandemic. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its reaction to the COVID-19 pandemic. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
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
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.
Supervisory Assessments. All Michigan-chartered banks are required to pay supervisory assessments to the DIFS to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2020, the Bank paid supervisory assessments to the DIFS totaling approximately $243 thousand.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-

insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (LCR), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
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
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends, however, the FDIC and the DIFS may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain the capital conservation buffer. See “—The Role of Capital” above.
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
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and our subsidiaries, to our principal shareholders and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The federal bank regulators have identified key risk themes for 2021 as: credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering compliance, cybersecurity, planning for and implementation of the CECL accounting standard, and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.
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
Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement was 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.
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
Anti-Money Laundering. The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, along with other legal authority, mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
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
As of December 31, 2020, the Bank did not exceed these guidelines.
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
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October of 2020.
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
COVID-19 Risks
The outbreak of COVID-19 has led to an economic recession and had other severe effects on the U.S. economy and has disrupted our operations. The ongoing COVID-19 pandemic has also adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.
The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has disrupted our operations. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. We have experienced significant disruptions across our business due to these effects, which may in future periods lead to decreased earnings, significant loan defaults and slowdowns in our loan collections. We expect increased unemployment and recessionary concerns will adversely affect mortgage originations and mortgage banking revenue in future periods. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.
The outbreak of COVID-19 has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, an increase in unemployment, and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans and could harm local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government introduced a number of programs designed to soften the impact of COVID-19 on small businesses, our borrowers may still not be able to satisfy their financial obligations to us.
In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in, or have exposure to, the restaurant and hospitality industries and are located in areas that are, or were, quarantined or under stay-at-home orders. COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and our consumer loan portfolios.
The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the distribution, supply, and adoption of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.
The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.
As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including but not limited to:
•the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals;
•the potential for reduced liquidity and its negative affect on our capital and leverage ratios;
•the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;
•increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;
•increased cyber and payment fraud risk due to increased online and remote activity; and
•other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.
Overall, we believe that the economic impact from COVID-19 could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.
The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.
On March 27, 2020, President Trump signed into law the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA referred to as the PPP. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in

PPP funding. Negotiations continue in Congress regarding a further federal stimulus bill, which, if passed and signed into law, could have a material effect on the overall economic environment.
The COVID-19 pandemic has significantly affected the financial markets, and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability. The impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs, and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.
As a participating lender in the PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.
Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations. Also, it has been reported that many borrowers fraudulently obtained PPP loans through the program. We may be subject to regulatory and litigation risk if any of our PPP borrowers used fraudulent means to obtain a PPP loan.
We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP, or if the borrower fraudulently obtained a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
Credit Risks
A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.
Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in our market areas in the state of Michigan. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. In addition, unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism; widespread disease or pandemics; or a combination of these or other factors. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary, trade and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.
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
If there are slow economic conditions or real estate values and sales deteriorate, we may experience higher delinquencies and credit losses. As a result, we could be required to increase our provision for loan losses and to charge-off additional loans in the future. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.
In addition, in June 2016, the FASB issued a new accounting standard that will replace the current approach under U.S. generally accepted accounting principles (GAAP) for establishing the allowance for loan losses. Under this standard, referred to as CECL, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness, which may be material. As a smaller reporting company, this standard will be effective for us on January 1, 2023. In addition, this change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.
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
Commercial loans typically involve higher principal amounts than other types of loans, and some of our commercial borrowers have more than one loan outstanding with us. Because payments on such loans are often dependent on the cash flow of the commercial venture and the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Repayments of loans secured by non-owner occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Accordingly, a downturn in the real estate market or a challenging business and economic environment may increase our risk related to commercial loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral consists of accounts receivable, inventory and equipment. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Inventory and equipment may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2020 represents greater than 100% but less than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our high concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. We have established an informal, internal limit on loans to one borrower, principal or guarantor. Our limit is based on “total exposure,” which represents the aggregate exposure of economically related borrowers for approval purposes. However, we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry and the credit quality of the borrower are commensurate with the increased size of the loan. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2020, our 10 largest borrowing relationships accounted for approximately 9.4% of our total loan portfolio, the largest of which totaled $22.1 million. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The small to midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to midsized businesses, which we define as commercial borrowing relationships at the Bank of less than $10.0 million in aggregate loan exposure. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and midsized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to midsized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.
Construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Construction and land development loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. For certain construction loans, repayment is dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.

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
Operational, Strategic and Reputational Risks
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
In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by such breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.
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
Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:
•We may incur time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;
•We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected;
•Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;
•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity. This integration process is complicated and time consuming and can also be disruptive to the customers and employees of the acquired business and our business. If the integration process is not conducted successfully, we may not realize the anticipated economic benefits of acquisitions within the expected time frame, or ever, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
•To finance an acquisition, we may borrow funds or pursue other forms of financing, such as issuing common stock or convertible preferred stock, which may have high dividend rights or may be highly dilutive to holders of our common stock, thereby increasing our leverage and diminishing our liquidity; and

•We may be unsuccessful in realizing the anticipated benefits from acquisitions. For example, we may not be successful in realizing anticipated cost savings. We also may not be successful in preventing disruptions in service to existing customer relationships of the acquired institution, which could lead to a loss in revenues.
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
Our branch network expansion strategy may negatively affect our financial performance.
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
Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. The loss of any of our key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. In addition, although we have non-competition agreements with each of our executive officers and with several others of our senior personnel, we do not have any such agreements with other employees who are important to our business, and the enforceability of non-competition agreements varies across the states in which we do business. While our mortgage originators and loan officers are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, results of operations and growth prospects.
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
Our real estate lending exposes us to the risk of environmental liabilities.
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
Our operations consist of offering banking and mortgage services, and we also offer SBA lending, trust and leasing services to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking, mortgage, and leasing customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Our ability to compete successfully depends on a number of factors, including, among other things, the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; the scope, relevance and pricing of products and services offered to meet customer needs and demands; the rate at which we introduce new products and services relative to our competitors; customer satisfaction with our level of service; the ability to expand our market position; and industry and general economic trends.
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
Legal, Accounting and Compliance Risks
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
We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2020, our goodwill totaled $35.6 million. The Company conducted an interim period goodwill impairment assessment as of August 31, 2020, triggered by the COVID-19 pandemic, and concluded that goodwill was not impaired as of such date. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
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
As a result of becoming a publicly listed company, we are subject to the heightened financial reporting standards under GAAP and SEC rules, including more extensive levels of disclosure. If we are unable to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to report our financial results accurately and timely could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, or suspension or delisting of our common stock from the Nasdaq Global Select Market, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly. We have engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements under FDICIA guidelines; however, we have not engaged them under Section 404(b) of Sarbanes-Oxley Act.
The Company and the Bank are subject to stringent capital and liquidity requirements.
Under the Basel III Rule, we are required to meet specified capital requirements. In addition, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, of 2.5% above the regulatory minimum capital requirements face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained. Accordingly, if the Bank or the Company fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions by the Bank to the Company, or dividends or stock repurchases by the Company, may be prohibited or limited. Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us that could restrict our future growth or operations.

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
For example, recent regulations require us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition, results of operations and growth prospects.
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.
New proposals for legislation continue to be introduced in the U.S. Congress that could substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. In addition, political developments, including possible changes in law introduced by the Biden administration or the appointment of new personnel in regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. Regulations and legislation may be impacted by the political ideologies of the executive and legislative branches of the U.S. government as well as the heads of regulatory and administrative agencies, which may change as a result of elections. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.
We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice and federal and state banking and other agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Market and Interest Rate Risks
Fluctuations in interest rates or an increase in inflation could negatively impact our financial condition and results of operations.
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
If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.
In addition, any trend towards inflation, including as a result of recent monetary or fiscal policy in response to the COVID-19 pandemic, could negatively impact our financial condition and results of operations, including by reducing the real value of our loan and securities portfolios, or by negatively impacting our economic environment and our borrowers’ business operations.
Changes to, or elimination of, LIBOR could adversely affect our financial instruments with interest rates currently indexed to LIBOR.
In 2017, the Financial Conduct Authority of the United Kingdom announced its intention to cease sustaining LIBOR after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, began to publish SOFR as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities selected by the ARRC. It is unknown to us whether during the transition period, banks like us will be permitted to retain LIBOR as a reference rate, be required to amend contracts to reference SOFR without economic impact (market, legal and documentation costs), or be allowed to amend the definition of LIBOR through a specific grandfathering protocol.
The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, deposits, subordinated debentures and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or lack of fallback language, in LIBOR-based instruments; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.
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
Liquidity and Funding Risks
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
Item 1B – Unresolved Staff Comments
None.
Item 2 - Properties
Our headquarters are located at 32991 Hamilton Court, Farmington Hills, Michigan. Including our headquarters building, we operate 17 offices, including 16 full-service banking centers located in southeastern and west Michigan, and one mortgage loan production office in Ann Arbor, Michigan. We own our headquarters building and our branch offices located in Novi and Bloomfield Hills as well as two of the branch offices in Ann Arbor, and lease the remainder of our locations.
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
Our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “LEVL” on April 20, 2018. Prior to that, there was no public market for our common stock. On August 10, 2020, our preferred stock began trading on Nasdaq under the symbol "LEVLP."

Shareholders

As of February 9, 2021, the Company had 167 common stock shareholders of record and approximately 938 beneficial holders.

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Share Buyback Program. On January 23, 2019, the Company announced that its Board of Directors approved a repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company’s common stock with an aggregate purchase price of up to $5 million. The repurchase program began on January 23, 2019, and expired on December 31, 2020. The repurchase program did not obligate the Company to repurchase any dollar amount or number of shares, and the program could have been extended, modified, suspended or discontinued at any time.

On December 16, 2020, the Company announced that its Board of Directors approved a new share repurchase program that began on January 1, 2021 and expires on December 31, 2022 to replace the prior repurchase program. This repurchase program authorizes the repurchase shares of the Company's common stock with an aggregate purchase price of up to $10.0 million.

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended December 31, 2020.

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
October 1-31, 2020	—	$—	—	$2,215
November 1-30, 2020	13,067	18.55	13,067	1,972
December 1-31, 2020	87,475	20.42	87,475	—
Total	100,542	$20.17	100,542
Under applicable state law, Michigan corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of December 31, 2020, the total shares repurchased in the amount of $4.8 million were redeemed but remain authorized, unissued shares.

As of March 5, 2021, the Company had repurchased a total of 54,123 shares at an average price of $22.76 per share. The shares repurchased in the amount of $1.2 million were redeemed but remain authorized, unissued shares.

Item 6 - Selected Financial Data

	As of and for the year ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Earnings Summary
Interest income	$82,639	$70,448	$63,824	$55,607	$52,903
Interest expense	15,883	19,393	13,400	8,078	5,832
Net interest income	66,756	51,055	50,424	47,529	47,071
Provision expense for loan losses	11,872	1,383	412	1,416	3,925
Noninterest income	29,714	14,211	7,055	6,502	6,407
Noninterest expense	60,232	44,369	39,678	36,051	32,407
Income before income taxes	24,366	19,514	17,389	16,564	17,146
Income tax provision	3,953	3,403	3,003	6,723	6,100
Net income	20,413	16,111	14,386	9,841	11,046
Preferred stock dividends	479	—	—	—	—
Net income available to common shareholders	19,934	16,111	14,386	9,841	11,046
Net income allocated to participating securities (1)	244	159	—	—	—
Net income attributable to common shareholders (1)	$19,690	$15,952	$14,386	$9,841	$11,046
Per Share Data
Basic earnings per common share	$2.58	$2.08	$1.95	$1.54	$1.74
Diluted earnings per common share	2.57	2.05	1.91	1.49	1.69
Diluted earnings per common share, excluding acquisition and due diligence fees (2)	2.74	2.12	1.91	1.49	1.69
Book value per common share	25.14	22.13	19.58	16.78	15.21
Tangible book value per common share (2)	19.63	20.86	18.31	15.21	13.59
Preferred shares outstanding (in thousands)	10	—	—	—	—
Common shares outstanding (in thousands)	7,634	7,715	7,750	6,435	6,351
Average basic common shares (in thousands)	7,627	7,632	7,377	6,388	6,341
Average diluted common shares (in thousands)	7,686	7,747	7,524	6,610	6,549
Selected Period End Balances
Total assets	$2,442,982	$1,584,899	$1,416,215	$1,301,291	$1,127,531
Securities available-for-sale	302,732	180,905	204,258	150,969	100,533
Total loans	1,723,537	1,227,609	1,126,565	1,034,923	953,393
Total deposits	1,963,312	1,135,428	1,134,635	1,120,382	924,924
Total liabilities	2,227,655	1,414,196	1,264,455	1,193,331	1,030,960
Total shareholders' equity	215,327	170,703	151,760	107,960	96,571
Total common shareholders' equity	191,955	170,703	151,760	107,960	96,571
Tangible common shareholders' equity (2)	149,844	160,940	141,926	97,906	86,283
Performance and Capital Ratios
Return on average assets	0.88%	1.08%	1.07%	0.82%	1.05%
Return on average equity	10.61	9.90	10.68	9.45	11.93
Net interest margin (fully taxable equivalent) (3)	3.10	3.60	3.92	4.18	4.73
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	62.44	67.98	69.03	66.72	60.60
Dividend payout ratio	7.37	7.20	4.60	—	—
Total shareholders' equity to total assets	8.81	10.77	10.72	8.30	8.56
Tangible common equity to tangible assets (2)	6.24	10.22	10.09	7.58	7.72
Common equity tier 1 to risk-weighted assets	9.30	11.72	11.82	9.10	8.72
Tier 1 capital to risk-weighted assets	10.80	11.72	11.82	9.10	8.72
Total capital to risk-weighted assets	14.91	15.99	14.00	11.55	11.28
Tier 1 capital to average assets (leverage ratio)	6.93	10.41	10.21	7.92	7.95
Asset Quality Ratios:
Net charge-offs to average loans	0.13%	0.02%	0.05%	0.08%	0.08%
Nonperforming assets as a percentage of total assets	0.77	1.23	1.30	1.13	1.36
Nonaccrual loans as a percent of total loans	1.09	1.51	1.64	1.36	1.58
Allowance for loan losses as a percentage of total loans	1.29	1.03	1.03	1.13	1.16
Allowance for loan losses as a percentage of nonaccrual loans	118.50	68.40	62.70	83.38	73.76
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	114.95	64.29	57.71	75.68	68.13
(1) Amounts presented are used in the two-class earnings per common share calculation. This method was adopted by the Company in second quarter of 2019.
(2) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(3) Presented on a tax equivalent basis using a 35% tax rate for the 2016 and 2017 periods and a 21% tax rate for the 2018, 2019, and 2020 periods.
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity, Tangible Common Equity to Tangible Assets Ratio and Tangible Book Value Per Share
	As of and for the year ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016

Total shareholders' equity	$215,327	$170,703	$151,760	$107,960	$96,571
Less:
Preferred stock	23,372	—	—	—	—
Total common shareholders' equity	191,955	170,703	151,760	107,960	96,571
Less:
Goodwill	35,554	9,387	9,387	9,387	9,387
Other intangible assets, net	6,557	376	447	667	901
Tangible common shareholders' equity	$149,844	$160,940	$141,926	$97,906	$86,283

Common shares outstanding (in thousands)	7,634	7,715	7,750	6,435	6,351
Tangible book value per common share	$19.63	$20.86	$18.31	$15.21	$13.59

Total assets	$2,442,982	$1,584,899	$1,416,215	$1,301,291	$1,127,531
Less:
Goodwill	35,554	9,387	9,387	9,387	9,387
Other intangible assets, net	6,557	376	447	667	901
Tangible assets	$2,400,871	$1,575,136	$1,406,381	$1,291,237	$1,117,243

Tangible common equity to tangible assets	6.24%	10.22%	10.09%	7.58%	7.72%

Adjusted Income and Diluted Earnings Per Share
	As of and for the year ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016

Net income, as reported	$20,413	$16,111	$14,386	$9,841	$11,046
Acquisition and due diligence fees	1,654	539	—	—	2,684
Income tax benefit (1)	(331)	(51)	—	—	(939)
Net income, excluding acquisition and due diligence fees	$21,736	$16,599	$14,386	$9,841	$12,791

Diluted earnings per share, as reported	$2.57	$2.05	$1.91	$1.49	$1.69
Effect of acquisition and due diligence fees, net of income tax benefit	0.17	0.07	—	—	0.27
Diluted earnings per common share, excluding acquisition and due diligence fees	$2.74	$2.12	$1.91	$1.49	$1.96
(1) Assumes income tax rate of 21% on deductible acquisition expenses for the 2019 and 2020 periods and 35% on deductible acquisition expenses for the 2016 period.

Allowance for Loan Loss as a Percentage of Total Loans, Excluding PPP Loans
	As of the year ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016

Total loans	$1,723,537	$1,227,609	$1,126,565	$1,034,923	$953,393
Less:
PPP loans	290,135	—	—	—	—
Total loans, excluding PPP loans	$1,433,402	$1,227,609	$1,126,565	$1,034,923	$953,393

Allowance for loan loss	$22,297	$12,674	$11,566	$11,713	$11,089
Allowance for loan loss as a percentage of total loans	1.29%	1.03%	1.03%	1.13%	1.16%
Allowance for loan loss as a percentage of total loans excluding PPP loans	1.56%	1.03%	1.03%	1.13%	1.16%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition as of December 31, 2020 and 2019 and results of operations for the years ended December 31, 2020, 2019 and 2018. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented in Item 8 of this report.
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
Critical Accounting Policies
Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States. Our significant accounting policies are set forth in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Some of these policies require reliance on estimates and assumptions, which are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances, but may prove to be inaccurate or can be subject to variations. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations. At December 31, 2020, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing our consolidated financial statements were the policies related to the allowance for loan losses, fair value measurement, and goodwill, which are discussed more fully below.
Allowance for Loan Losses
The allowance for loan losses is calculated with the objective of maintaining a reserve sufficient to absorb estimated probable losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates, including the loss content for internal risk ratings, collateral values, and the amounts and timing of expected future cash flows. In addition, management may include qualitative adjustments intended to capture the impact of other uncertainties in the lending environment such as underwriting standards, current economic and political conditions, and other factors affecting the credit quality. Changes to one or more of the estimates used would result in a different estimated allowance for loan loss.
Fair Value Measurement
Investment securities available-for-sale, derivatives, loans held for sale, and certain other loans are recorded at fair value on a recurring basis. Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as impaired loans, other real estate, and certain other assets and liabilities. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.
At December 31, 2020, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented 97.43% and 100.00% of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability.
Valuation and Recoverability of Goodwill
Goodwill represents $35.6 million of our $2.44 billion in total assets as of December 31, 2020. We review goodwill for impairment annually as of October 1st and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our Company below its carrying amount. The accounting estimates related to our goodwill require us to make considerable assumptions about fair values. Our assumptions regarding fair values require significant judgment about economic and industry factors and the growth and earnings prospects of the Company. Changes in these judgements, either individually or collectively, may have a significant effect on the estimated fair values.

Overview
Level One Bancorp, Inc. is a financial holding company headquartered in Farmington Hills, Michigan, with its primary branch operations in southeastern and west Michigan. Through our wholly owned subsidiary, Level One Bank, we offer a broad range of loan products to the residential and commercial markets, as well as retail and business banking services. Hamilton Court Insurance Company, a wholly owned subsidiary of the Company, provided property and casualty insurance to the Company and the Bank and reinsurance to ten other third-party insurance captives for which insurance may not have been available or economically feasible in the insurance marketplace. During the third quarter of 2020, it was determined that Hamilton Court Insurance Company would exit the pool resources relationship to which it was previously a member, and it dissolved in January 2021.
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
On January 2, 2020, the Company completed its acquisition of Ann Arbor Bancorp, Inc. (“AAB”) and its wholly owned subsidiary, Ann Arbor State Bank. The transaction was completed pursuant to a merger of the Company’s wholly owned merger subsidiary (“Merger Sub”) with and into AAB, pursuant to the Agreement and Plan of Merger, dated as of August 12, 2019, among the Company, Merger Sub and AAB. The Company paid aggregate consideration of approximately $67.9 million in cash.
    Our results of operations for the year ended December 31, 2020 include the results of operations of AAB on and after January 2, 2020, including $1.7 million of acquisition fees. Results for periods before January 2, 2020 reflect only those of Level One and do not include the results of operations of AAB. See "Note 2 - Business Combinations" for more information. In addition, all identifiable assets, including the intangible assets that consisted of $26.2 million in goodwill and $3.7 million in core deposit intangibles, and liabilities of AAB as of the merger date have been recorded at their estimated fair value and added to those of Level One. As of December 31, 2020, the Company had total consolidated assets of $2.44 billion, total consolidated deposits of $1.96 billion and total consolidated shareholders' equity of $215.3 million.

Recent Developments
Fourth Quarter Common Stock Dividend. On December 16, 2020, the Company declared a fourth quarter 2020 cash dividend of $0.05 per common share. The dividend was paid on January 15, 2020, to shareholders of record at the close of business on December 31, 2020.
First Quarter Preferred Stock Dividend. On January 20, 2021, Level One’s Board of Directors declared a quarterly cash dividend of $46.88 per share on its 7.50% Non-Cumulative Perpetual Preferred Stock, Series B. Holders of depositary shares will receive $0.4688 per depositary share. The dividend was paid on February 15, 2021, to shareholders of record at the close of business on January 31, 2021.
Impact of COVID-19 Pandemic. The COVID-19 pandemic in the United States has had, and is expected to continue to have, a complex and significant impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Michigan, where individuals, companies and other organizations have limited their economic activities in response to the pandemic. It is uncertain whether and to what extent additional restrictions on economic activities and social gatherings will be imposed in future periods. These limitations on economic activity have had an adverse impact on the Michigan economy and our clients. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. We are currently serving our customers through our drive-thrus, by appointment only for in-person services, and online and mobile banking tools. We will continue to be diligent in our efforts to follow all CDC guidelines to ensure the health and safety of our clients and team members.
As a result of the COVID-19 pandemic, the state’s unemployment rate remained elevated at 7.5% in December 2020 compared to 4.1% in March 2020 before the full impact of COVID-19, according to the Michigan Department of Technology, Management & Budget.
Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 - 0.25%.
•On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. The Bank participates as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900 billion COVID-19 relief package that includes an additional $284 billion in PPP funding, and Congress is in the process of negotiating additional stimulus bills and other actions in response to COVID-19.
•In addition, the CARES Act, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act (a part of the Consolidated Appropriations Act, 2021), provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Refer to Note 4 - Loans for further discussion of the CARES Act and its impact on TDRs. In addition, on April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.
•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established three new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (“MSNLF”), (2) the Main Street Priority Loan Facility (“MSPLF”), and (3) the Main Street Expanded Loan Facility (“MSELF”). MSNLF and MSPLF loans are unsecured term loans originated on or after April 24, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 24, 2020. The combined size of the program was authorized up to $600 billion. The Company participated in all three loan facilities established by the Main Street Business Lending Program. The Main Street Business Lending Program terminated on January 8, 2021.
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

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the restaurant and hospitality industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans. See “Part I-Item 1A. Risk Factors” for additional information regarding the effects and risks of the COVID-19 pandemic to our business, financial condition and results of operations.
Level One's Response to the COVID-19 Pandemic. Level One has taken comprehensive steps to help our customers, team members and communities during the current COVID-19 pandemic health crisis. For our customers, we have provided loan payment deferrals and offered fee waivers, among other actions.

Level One is also a participating lender in the PPP. In 2020, the Bank originated 2,208 PPP loans in the aggregate principal amount of $417.0 million. As of December 31, 2020, $290.1 million of PPP loans were still outstanding. The Bank is actively working with the borrowers of PPP loans to obtain forgiveness from the SBA. Level One is continuing to originate PPP loans in the second round of PPP funding. From January 18, 2021 through March 5, 2021, Level One received 1,507 new PPP loan applications, or a total amount of $231.8 million of funding, of which 1,167 applications were for loans $150,000 or below.
We are continuing to enable the vast majority of our main office team members to work remotely each day. We have also taken significant actions to help ensure the safety of our team members whose roles require them to come into the office, which include the development, implementation and communication of a comprehensive return to office plan. As of March 1, 2021, we opened branches for walk in services. We will continue to evaluate this fluid situation and take additional actions as necessary.
Level One also recognizes that some of the most impacted industries are the restaurant and hospitality industries. As of December 31, 2020, Level One had less than 4.5% and 0.5% of loan concentrations in the restaurant and hospitality industries, respectively.
Results of Operations
For a discussion on the comparison of results of operations for the years ended December 31, 2019 and 2018, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2020.
Net Income
We had net income of $20.4 million, or $2.57 per diluted common share, for the year ended December 31, 2020, compared to $16.1 million, or $2.05 per diluted common share, for the year ended December 31, 2019. The increase of $4.3 million in net income primarily reflected increases of $15.7 million in net interest income, primarily due to higher interest income on loans due, in part, to the acquisition of Ann Arbor State Bank, and lower interest expense on deposits, and $15.5 million in noninterest income, primarily as a result of higher mortgage banking income. This was partially offset by increases of $15.9 million in noninterest expense, primarily due to higher salary and employee benefits and $10.5 million in provision for loan losses as a result of the uncertainty surrounding the COVID-19 pandemic as well as trends in nonaccrual loans and delinquencies caused by the COVID-19 pandemic.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings).
Net interest income of $66.8 million for the year ended December 31, 2020 was $15.7 million higher than the net interest income of $51.1 million for the year ended December 31, 2019. The year ended December 31, 2020 included a $12.2 million increase in interest income as well as a $3.5 million decrease in interest expense, compared to the same period in 2019. The increase in interest income was primarily driven by increases of $13.2 million in interest and fees on loans partially offset by a decrease of $651 thousand in interest on investment securities. The increase in interest and fees on loans for the year ended December 31, 2020 compared to the same period in 2019 was mainly driven by an increase of $561.0 million in the average balance of loans primarily as result of the acquisition of Ann Arbor State Bank, as well as the origination of PPP loans. In the year ended December 31, 2020, the Bank earned $6.5 million of the total projected $12.1 million of net SBA fees on PPP loans, with the remaining expected to be earned over the life of the loans, the majority of which are expected to mature two years from the date of funding unless modified by the lender and borrower. We anticipate a large portion of the PPP loan balance to be forgiven before the maturity of the loan. In addition to the net SBA fees, the Bank also recognized $2.7 million of interest income on the PPP loans. The decrease in interest income on investment securities was mainly due to lower average interest rates.
The decrease in interest expense was primarily driven by a decrease of $5.9 million in interest expense on deposits partially offset by increases of $1.5 million in interest expense on subordinated notes and $975 thousand in interest expense on borrowed funds. The decrease in deposit interest expense was primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds interest rate of 150 basis points during the first quarter of 2020 and 25 basis points in each of August, September, and October of 2019. The increase in interest expense on subordinated notes was primarily due to the issuance of $30.0 million of subordinated debt in the fourth quarter of 2019. The increase in interest expense on borrowings was mainly driven by an increase of $200.1 million in the average balance of borrowings primarily as a result of higher FHLB borrowings as well as funding PPP loans through FRB borrowings.

Our net interest margin (on a fully tax equivalent basis ("FTE")) for the year ended December 31, 2020 was 3.10%, compared to 3.60% for the same period in 2019. The decrease of 50 basis points in the net interest margin year over year was primarily a result of lower average loan yield as well as lower yields on interest earning cash balances. Average loan yield decreased to 4.42% for 2020, compared to 5.42% for 2019, primarily due to the target federal funds interest rate dropping 150 basis points in March 2020 in response to the COVID-19 pandemic and decreasing 25 basis points in each of August, September and October of 2019. The decrease in loan yield was accompanied by a corresponding decrease in the cost of funds, which declined 90 basis points to 1.05% in 2020 from 1.95% in 2019. Finally, during 2020, our average interest-earning cash balances of $194.5 million, of which the vast majority comprised of excess funding from the PPP process, earned 0.12%, which negatively affected the net interest margin. As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin will decrease in future periods. We are participating in the second round of PPP funding, and we anticipate PPP fee income to increase in 2021.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the years ended December 31, 2020 and 2019, the yield on total loans was impacted by 7 basis points and 16 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the year ended December 31, 2020 and 2019, benefited by 8 basis points and 15 basis points, respectively, as a result of the excess accretable yield. As of December 31, 2020 and December 31, 2019, our remaining accretable yield was $7.1 million and $9.1 million, respectively, and our nonaccretable difference was $2.7 million and $3.9 million, respectively.

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
Analysis of Net Interest Income—Fully Taxable Equivalent

	For the year ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)	Average Balance	Interest Revenue/Expense (1)	Average Yield/Rate (2)
Interest-earning assets:
Gross loans(3)	$1,730,470	$76,490	4.42%	$1,169,486	$63,331	5.42%	$1,072,794	$58,262	5.43%
Investment securities(4):
Taxable	138,837	2,677	1.93	129,274	3,509	2.71	121,505	2,939	2.42
Tax-exempt	96,020	2,486	3.19	84,392	2,305	3.27	63,205	1,657	3.13
Interest-earning cash balances	194,545	461	0.24	38,268	855	2.23	27,182	546	2.01
Other investments	12,903	525	4.07	8,523	448	5.26	8,308	420	5.06
Total interest-earning assets	$2,172,775	$82,639	3.83%	$1,429,943	$70,448	4.96%	$1,292,994	$63,824	4.96%
Non-earning assets:
Cash and due from banks	27,261			23,910			20,556
Premises and equipment	16,127			13,379			13,207
Goodwill	35,808			9,387			9,387
Other intangible assets, net	4,806			375			560
Bank-owned life insurance	17,933			11,994			11,692
Allowance for loan losses	(16,021)			(12,035)			(11,691)
Other non-earning assets	49,315			21,005			9,014
Total assets	$2,308,004			$1,497,958			$1,345,719
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$115,249	$322	0.28%	$57,480	$281	0.49%	$60,203	$198	0.33%
Money market and savings deposits	496,827	2,759	0.56	314,918	4,518	1.43	264,656	2,609	0.99
Time deposits	573,823	7,912	1.38	527,605	12,142	2.30	477,164	8,248	1.73
Borrowings	279,949	2,353	0.84	79,864	1,378	1.73	66,926	1,330	1.99
Subordinated notes	44,490	2,537	5.70	16,061	1,074	6.69	14,866	1,015	6.83
Total interest-bearing liabilities	$1,510,338	$15,883	1.05%	$995,928	$19,393	1.95%	$883,815	$13,400	1.52%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	$574,537			$321,487			$316,764
Other liabilities	30,787			17,750			10,436
Shareholders' equity	192,342			162,793			134,704
Total liabilities and shareholders' equity	$2,308,004			$1,497,958			$1,345,719
Net interest income		$66,756			$51,055			$50,424
Interest spread			2.78%			3.01%			3.44%
Net interest margin(5)			3.07%			3.57%			3.90%
Tax equivalent effect			0.03%			0.03%			0.02%
Net interest margin on a fully tax equivalent basis			3.10%			3.60%			3.92%
______________________________________________________________________
(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $574 thousand, $453 thousand, and $319 thousand on tax-exempt securities for the year ended December 31, 2020, 2019, and 2018, respectively, using the federal corporate tax rate of 21%.
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

	For the year ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(13,194)	$26,353	$13,159
Investment securities:
Taxable	(1,076)	244	(832)
Tax-exempt	(191)	372	181
Interest-earning cash balances	(1,327)	933	(394)
Other investments	(117)	194	77
Total interest income	(15,905)	28,096	12,191
Interest-bearing liabilities
Interest-bearing demand deposits	(157)	198	41
Money market and savings deposits	(3,589)	1,830	(1,759)
Time deposits	(5,217)	987	(4,230)
Borrowings	(1,009)	1,984	975
Subordinated debt	(180)	1,643	1,463
Total interest expense	(10,152)	6,642	(3,510)
Change in net interest income	$(5,753)	$21,454	$15,701

	For the year ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(171)	$5,240	$5,069
Investment securities:
Taxable	374	196	570
Tax-exempt	(41)	689	648
Interest-earning cash balances	67	242	309
Other investments	17	11	28
Total interest income	246	6,378	6,624
Interest-bearing liabilities
Interest-bearing demand deposits	92	(9)	83
Money market and savings deposits	1,345	564	1,909
Time deposits	2,951	943	3,894
Borrowings	(189)	237	48
Subordinated debt	(21)	80	59
Total interest expense	4,178	1,815	5,993
Change in net interest income	$(3,932)	$4,563	$631

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of December 31, 2020, and December 31, 2019, our remaining accretable yield was $7.1 million and $9.1 million, and our nonaccretable difference was $2.7 million and $3.9 million, respectively.
The provision for loan losses was a provision expense of $11.9 million for the year ended December 31, 2020, compared to $1.4 million for the year ended December 31, 2019. The increase of $10.5 million in the provision for loan losses was primarily as a result of a $8.3 million increase in general reserves due to an adjustment of qualitative factors attributable to the COVID-19 pandemic during the last nine months of 2020. In addition, there was a $2.0 million increase in provision resulting primarily from a $1.3 million chargeoff during the second quarter of 2020 on a nonaccrual loan that was subsequently sold as well as a $285 thousand chargeoff on a residential loan that was subsequently transferred to other real estate owned. The Company will continue to monitor the impacts of the COVID-19 pandemic and will re-evaluate the appropriateness of the provision for loan losses in future quarters as needed.
Noninterest Income
The following table presents noninterest income for the years ended December 31, 2020, 2019 and 2018.

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Noninterest income
Service charges on deposits	$2,446	$2,547	$2,556
Net gain on sales of securities	1,862	1,174	(71)
Mortgage banking activities	22,190	7,880	2,330
Other charges and fees	3,216	2,610	2,240
Total noninterest income	$29,714	$14,211	$7,055
Noninterest income increased $15.5 million to $29.7 million for the year ended December 31, 2020, compared to $14.2 million for the same period in 2019. The increase in noninterest income was primarily due to increases in mortgage banking activities of $14.3 million and net gain on sales of securities of $688 thousand, as well as increases of $316 thousand in net gain on sales of other real estate owned, $200 thousand in deposit account wire fees, and $169 thousand in bank owned life insurance ("BOLI") interest income (all included in "other charges and fees" in the table above). This was partially offset by a $328 decrease in interest rate swap fees (included in "other charges and fees" in the table above). The increase in the mortgage banking activities was mainly attributable to $284.4 million higher residential loan originations held for sale and $260.1 million higher residential loans sold as a result of the lower interest rate environment in 2020. The increase in net gains on sales of other real estate owned was due to the sale of five properties during 2020. The increase in deposit account wire fees was due to the acquisition of Ann Arbor State Bank as well as organic growth. The increase in BOLI interest income was due to an increase in bank owned life insurance attributable to the acquisition of Ann Arbor State Bank.

Noninterest Expense
The following table presents noninterest expense for the years end December 31, 2020, 2019 and 2018.

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Noninterest expense
Salary and employee benefits	$38,304	$28,775	$25,781
Occupancy and equipment expense	6,549	4,939	4,425
Professional service fees	2,935	1,808	1,672
Acquisition and due diligence fees	1,654	539	—
FDIC premium	1,119	310	657
Marketing expense	956	1,107	1,033
Loan processing expense	935	661	498
Data processing expense	3,460	2,374	2,146
Core deposit premium amortization	768	146	220
Other expense	3,552	3,710	3,246
Total noninterest expense	$60,232	$44,369	$39,678
Noninterest expense increased $15.8 million to $60.2 million for the year ended December 31, 2020, as compared to $44.4 million for the same period in 2019. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $9.5 million, occupancy and equipment expense of $1.6 million, acquisition and due diligence fees of $1.1 million, professional service fees of $1.1 million, data processing expense of $1.1 million, FDIC premium expense of $809 thousand, and core deposit premium amortization of $622 thousand. The increase in salary and employee benefits between the periods was primarily due to an increase of $5.6 million in mortgage commissions expense as a result of the increased residential loan originations in 2020 as well as an increase of 29 full-time equivalent employees. The increase in occupancy and equipment expense was primarily attributable to increased building rent and other expenses related to the addition of the three new branches acquired with Ann Arbor State Bank, as well as organic growth in the organization. The increase in acquisition and due diligence fees related to the merger with Ann Arbor State Bank, which closed on January 2, 2020. The increase in professional service fees was primarily related to increased mortgage professional services as well as legal fees. The increase in data processing expense was primarily attributable to the retention and maintenance of Ann Arbor State Bank legacy systems during the first quarter of 2020 prior to system integration, in addition to the organic growth in the organization. The increase in FDIC premium was primarily due to the increase in assets related to the acquisition of Ann Arbor State Bank as well as $307 thousand of FDIC credits received in 2019. As a result of the acquisition, the Company recorded $3.7 million of core deposit premiums, leading to the increased amortization expense on core deposit intangibles compared to the prior year.
Income Taxes and Tax-Related Items
During the year ended December 31, 2020, we recognized income tax expense of $4.0 million on $24.4 million of pre-tax income resulting in an effective tax rate of 16.2%, compared to the same period in 2019, in which we recognized an income tax expense of $3.4 million on $19.5 million of pre-tax income, resulting in an effective tax rate of 17.4%.
Refer to Note 11 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the years ended December 31, 2020 and 2019.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of December 31, 2020, 2019 and 2018.

(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Securities available-for-sale:
U.S. government sponsored entities and agencies	$26,358	$—	$2,397
State and political subdivision	132,723	93,747	75,146
Mortgage-backed securities: residential	26,081	10,565	9,739
Mortgage-backed securities: commercial	11,918	8,779	12,382
Collateralized mortgage obligations: residential	13,446	8,529	18,671
Collateralized mortgage obligations: commercial	58,512	23,181	31,988
U.S. Treasury	—	1,999	20,481
SBA	17,593	21,984	15,688
Asset backed securities	10,072	10,084	3,842
Corporate bonds	6,029	2,037	13,924
Total securities available-for-sale	$302,732	$180,905	$204,258
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At December 31, 2020, total investment securities were $302.7 million, or 12.4% of total assets, compared to $180.9 million, or 11.4% of total assets, at December 31, 2019. The $121.8 million increase in securities available-for-sale from December 31, 2019 to December 31, 2020, was due to the purchase of securities using the excess cash balances generated by the payoffs of PPP loans as well as the acquisition of Ann Arbor State Bank, which contributed $47.4 million of investment securities as of January 2, 2020. In addition, we repositioned our investment portfolio through purchases of investment securities of $140.1 million and sales, calls, payoffs and maturities of investment securities of $55.0 million. Securities with a carrying value of $98.7 million and $27.3 million were pledged at December 31, 2020 and December 31, 2019, respectively, to secure borrowings, deposits and mortgage derivatives.
As of December 31, 2020, the Company held 66 tax-exempt state and local municipal securities totaling $49.0 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2020 and December 31, 2019. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	December 31, 2020
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$4,027	1.61%	$2,548	1.61%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	1,768	1.96	10,095	2.46	31,142	2.80	81,048	2.99
Mortgage-backed securities: residential	—	—	78	0.94	87	0.19	25,564	1.44
Mortgage-backed securities: commercial	847	1.36	3,795	2.46	4,985	1.69	1,807	3.64
Collateralized mortgage obligations: residential	—	—	46	4.02	559	2.11	12,715	1.25
Collateralized mortgage obligations: commercial	577	2.54	8,011	3.10	40,889	1.26	7,921	2.46
SBA	—	—	—	—	9,879	1.40	7,760	1.21
Asset backed securities	—	—	—	—	—	—	10,229	0.84
Corporate bonds	3,498	3.08	—	—	2,500	4.38	—	—
Total securities available-for-sale	$10,717	2.18%	$24,573	2.58%	$105,041	1.82%	$152,044	2.28%

	December 31, 2019
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
State and political subdivision	$1,375	2.25%	$3,747	2.24%	$18,566	2.95%	$65,616	3.38%
Mortgage-backed securities: residential	—	—	153	0.93	143	2.07	10,313	2.84
Mortgage-backed securities: commercial	431	0.99	4,874	2.27	1,435	2.65	1,827	3.64
Collateralized mortgage obligations: residential	—	—	—	—	727	2.15	7,814	2.11
Collateralized mortgage obligations: commercial	—	—	9,031	2.87	4,371	2.83	9,489	2.39
U.S. Treasury	—	—	1,976	2.06	—	—	—	—
SBA	—	—	—	—	8,706	2.59	13,345	2.49
Asset backed securities	—	—	—	—	—	—	10,390	2.59
Corporate bonds	1,006	2.44	1,024	4.43	—	—	—	—
Total securities available-for-sale	$2,812	2.13%	$20,805	2.60%	$33,948	2.81%	$118,794	3.01%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial real estate:
Non-owner occupied	$445,810	$388,515	$367,671	$343,420	$322,354
Owner occupied	275,022	216,131	194,422	168,342	169,348
Total commercial real estate	720,832	604,646	562,093	511,762	491,702
Commercial and industrial	685,504	410,228	383,455	377,686	342,069
Residential real estate	315,476	211,839	180,018	144,439	118,730
Consumer	1,725	896	999	1,036	892
Total loans	$1,723,537	$1,227,609	$1,126,565	$1,034,923	$953,393
Total loans were $1.72 billion at December 31, 2020, an increase of $495.9 million from December 31, 2019. The growth in our loan portfolio compared to December 31, 2019 was primarily due to $290.1 million of PPP loans that were originated during the second and third quarters of 2020. The acquisition of Ann Arbor State Bank also contributed $224.1 million of loans as of January 2, 2020. The loan growth mentioned above was partially offset by a net decrease of $18.3 million due to loan payoffs, including through the forgiveness of PPP loans, and lower line of credit usage partially offset by new loan growth during the year ended December 31, 2020. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of December 31, 2020, approximately 41.8% of our loans were commercial real estate, 39.8% were commercial and industrial, and 18.4% were residential real estate and consumer loans. The loan mix was affected by PPP loans, which fall into the commercial and industrial loan type.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of Fannie Mae and Freddie Mac, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages, are sold to Fannie Mae and other financial institutions with which we have established a correspondent lending relationship. The Company established a direct relationship with Fannie Mae and began locking and selling loans to Fannie Mae with servicing retained during the third quarter of 2019. Refer to Note 8 - Mortgage Servicing Rights, Net for further details on our mortgage servicing rights.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of December 31, 2020.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2020
Commercial real estate	$102,231	$426,834	$191,767	$720,832
Commercial and industrial	141,270	468,216	76,018	685,504
Residential real estate	7,159	7,657	300,660	315,476
Consumer	140	1,498	87	1,725
Total loans	$250,800	$904,205	$568,532	$1,723,537
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$783,520	$183,549
Floating interest rates		120,685	384,983
Total		$904,205	$568,532

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
A loan is categorized as a troubled debt restructuring if a concession is granted, such as to provide for the reduction of either interest or principal, due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than the current market rate, forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. In accordance with bank regulatory guidance, troubled debt restructurings do not include short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, we had $20.1 million of loans that remained on a COVID-related deferral of which $11.6 million of loans had payments deferred greater than six months.
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

Total classified and criticized loans as of December 31, 2020 compared to December 31, 2019 were as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Classified loans:
Substandard	$34,921	$20,569
Doubtful	1,143	1,838
Total classified loans	$36,064	$22,407
Special mention	47,297	17,292
Total classified and criticized loans	$83,361	$39,699
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans
Commercial real estate	$7,320	$4,832	$5,927	$2,257	$147
Commercial and industrial	7,490	11,112	9,605	9,024	13,389
Residential real estate	3,991	2,569	2,915	2,767	1,498
Consumer	15	16	—	—	—
Total nonaccrual loans(1)	18,816	18,529	18,447	14,048	15,034
Other real estate owned	—	921	—	652	258
Total nonperforming assets	18,816	19,450	18,447	14,700	15,292
Performing troubled debt restructurings
Commercial real estate	—	—	—	—	290
Commercial and industrial	546	547	568	961	1,018
Residential real estate	432	359	363	261	207
Total performing troubled debt restructurings	978	906	931	1,222	1,515
Total impaired assets, excluding ASC 310-30 loans	$19,794	$20,356	$19,378	$15,922	$16,807
Loans 90 days or more past due and still accruing	$269	$157	$243	$440	$377
______________________________________________________
(1)Nonaccrual loans include nonperforming troubled debt restructurings of $3.8 million, $3.0 million, $5.0 million, $6.4 million, and $5.8 million at the respective dates indicated above.
During the years ended December 31, 2020 and 2019, the Company recorded $234 thousand and $865 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.`
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $5.0 million, $6.0 million, $7.9 million, $9.7 million, and $11.6 million at the respective dates indicated in the table above.
Nonperforming assets decreased $634 thousand as of December 31, 2020 compared to December 31, 2019. The decrease in nonperforming assets was attributable to a decrease of $921 thousand in other real estate owned, partially offset by an increase of $287 thousand in nonaccrual loans. The decrease in other real estate owned assets was due to the sale of five properties totaling $4.2 million during the last nine months of 2020, which included the sale of a property related to a $1.0 million commercial loan relationship transferred from nonaccrual loans to other real estate owned during the first nine months of 2020.
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
The allowance for our nonimpaired loans, which includes commercial real estate, commercial and industrial, residential real estate, and consumer loans that are not individually evaluated for impairment, begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our historical loss data. Additional allowance estimates for commercial and industrial and commercial real estate loans are based on internal credit risk ratings. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. There is no allowance on PPP loans (included in commercial and industrial) since they are 100% guaranteed by the SBA.
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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance at beginning of period	$12,674	$11,566	$11,713	$11,089	$7,890
Loan charge-offs:
Commercial real estate	—	(92)	(112)	(360)	—
Commercial and industrial	(2,118)	(438)	(1,283)	(697)	(943)
Residential real estate	(285)	—	(47)	(85)	(211)
Consumer	(58)	(106)	(35)	—	—
Total loan charge-offs	(2,461)	(636)	(1,477)	(1,142)	(1,154)
Recoveries of loans previously charged-off:
Commercial real estate	12	6	23	17	53
Commercial and industrial	87	246	823	190	172
Residential real estate	85	77	70	141	201
Consumer	28	32	2	2	2
Total loan recoveries	212	361	918	350	428
Net charge-offs	(2,249)	(275)	(559)	(792)	(726)
Provision expense for loan losses	11,872	1,383	412	1,416	3,925
Balance at end of period	$22,297	$12,674	$11,566	$11,713	$11,089
Allowance for loan losses as a percentage of period-end loans	1.29%	1.03%	1.03%	1.13%	1.16%
Net charge-offs to average loans	0.13	0.02	0.05	0.08	0.08
Our allowance for loan losses was $22.3 million, or 1.29% of loans, at December 31, 2020 compared to $12.7 million, or 1.03% of loans, at December 31, 2019. As of December 31, 2020, the allowance for loan losses as a percentage of loans excluding PPP loans, was 1.56%. The $9.6 million increase in the allowance for loan losses since December 31, 2019 was primarily due to increases in general reserves related to a 25 basis point increase of the economic qualitative factors, reflecting the expected economic impact of the COVID-19 pandemic in the second quarter of 2020, a 20-25 basis point increase of the qualitative factors in the third quarter of 2020 reflecting the uncertainty surrounding the impact of the COVID-19 pandemic on the loan portfolio, and a 25 basis point increase in commercial and industrial and commercial owner occupied qualitative factors due to trends in delinquencies and nonaccrual loans as a result of the COVID-19 pandemic.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
December 31, 2020
Balance at end of period applicable to:
Commercial real estate	$9,975	41.8%
Commercial and industrial	8,786	39.8
Residential real estate	3,527	18.3
Consumer	9	0.1
Total loans	$22,297	100.0%
December 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,773	49.2%
Commercial and industrial	5,515	33.4
Residential real estate	1,384	17.3
Consumer	2	0.1
Total loans	$12,674	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
December 31, 2016
Balance at end of period applicable to:
Commercial real estate	$4,124	51.5%
Commercial and industrial	5,932	35.9
Residential real estate	1,030	12.5
Consumer	3	0.1
Total loans	$11,089	100.0%
Goodwill
The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill. Total goodwill was $35.6 million at December 31, 2020 and $9.4 million at December 31, 2019.
As a result of the unprecedented decline in economic conditions triggered by the COVID-19 pandemic, the market valuations, including our stock price, saw a significant decline in March 2020, which then continued into the second quarter of 2020. These events indicated that goodwill may be impaired and resulted in us performing a qualitative goodwill impairment assessment in the second quarter of 2020. As a result of the analysis, we concluded that it was more-likely-than-not that the fair value of the reporting unit could be greater than its carrying amount.
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

The Company completed its annual goodwill impairment review as of October 1, 2020 noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net SBA fees related to PPP loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and October 1, 2020. Management also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through December 31, 2020 and that it is more likely than not that there was no goodwill impairment as of December 31, 2020.
Deposits
Total deposits were $1.96 billion at December 31, 2020 and $1.14 billion at December 31, 2019, representing 88.1% and 80.3% of total liabilities, respectively. The increase in deposits of $827.9 million was comprised of increases of $358.2 million in demand deposits, $306.0 million in money market and savings deposits and $163.7 million in time deposits. The increase in deposits was primarily due to $563.1 million of organic deposit growth during the year ended December 31, 2020 mainly as a result of customers increasing their liquidity and government stimulus programs. In addition, the acquisition of Ann Arbor State Bank in the first quarter of 2020 contributed $264.8 million in deposits.
Our average interest-bearing deposit costs were 0.93% and 1.88% for the year ended December 31, 2020 and 2019, respectively. The decrease in interest-bearing deposit costs between the two periods was impacted by the decrease in overnight market rates, as measured by the target federal funds interest rate. The target federal funds interest rate decreased 25 basis points in each of August, September and October of 2019 and decreased 150 basis points during March 2020.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by The Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At December 31, 2020 and December 31, 2019, the Company had approximately $29.3 million and $67.4 million of brokered deposits, respectively. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
Included in the brokered deposits total at December 31, 2020 was $1.2 million in Certificate of Deposit Account Registry Service ("CDARS") one-way buys that were acquired from Ann Arbor State Bank. Included in the brokered deposits total at December 31, 2019 was $514 thousand in CDARS customer deposit accounts due to an early withdrawal from a CDARS customer deposit account in the first quarter of 2018 that was paid at maturity.
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

The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Year Ended December 31, 2020
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$574,537	32.7%	—%
Interest-bearing demand deposits	115,249	6.5	0.28
Money market and savings deposits	496,827	28.2	0.56
Time deposits	573,823	32.6	1.38
Total deposits	$1,760,436	100.0%	0.62%

	Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$321,487	26.3%	—%
Interest-bearing demand deposits	57,480	4.7	0.49
Money market and savings deposits	314,918	25.8	1.43
Time deposits	527,605	43.2	2.30
Total deposits	$1,221,490	100.0%	1.39%

	Year Ended December 31, 2018
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$316,764	28.3%	—%
Interest-bearing demand deposits	60,203	5.4%	0.33
Money market and savings deposits	264,656	23.6%	0.99
Time deposits	477,164	42.7%	1.73
Total deposits	$1,118,787	100.0%	0.99%

The following table shows the contractual maturity of time deposits, including CDARS and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	December 31, 2020
Maturing in:
3 months or less	$110
3 months to 6 months	156,190
6 months to 1 year	121,156
1 year or greater	258,620
Total	$536,076

Borrowings
Total debt outstanding at December 31, 2020 was $230.3 million, a decrease of $26.4 million from $256.7 million at December 31, 2019. The decrease in total borrowings was primarily due to decreases of $60.0 million in short-term FHLB advances and $5.0 million in federal funds purchased, partially offset by increases of $36.2 million in long-term FHLB advances, of which $11.0 million was acquired through the Ann Arbor State Bank acquisition, and $2.4 million in securities sold under agreements to repurchase.
At December 31, 2020, FHLB advances were secured by a blanket lien on $512.3 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $3.7 million. At December 31, 2019, FHLB advances were secured by a blanket lien on $408.9 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $1.2 million.
As of December 31, 2020, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $408 thousand related to these subordinated notes. As of December 31, 2019, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $560 thousand related to these subordinated notes.
The $15.0 million of subordinated notes issued on December 21, 2015 bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. From December 15, 2020, through maturity, the notes bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly through maturity. The notes mature on December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event.
The $30.0 million of subordinated notes issued on December 18, 2019 bear a fixed interest rate of 4.75% per annum, payable semiannually through December 18, 2024. The notes will bear a floating interest rate of three-month SOFR plus 311 basis points payable quarterly after December 18, 2024 through maturity. The notes mature on December 18, 2029, and the Company has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a Tier 2 capital event or tax event. The issuance of the $30.0 million subordinated notes reflected management's efforts to fund the liquidity needs of the Company as well as pay the merger consideration to purchase Ann Arbor State Bank.

Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Securities sold under agreements to repurchase
Average daily balance	$730	$547	$4,210
Weighted-average rate during period	0.30%	0.30%	1.83%
Amount outstanding at period end	$3,204	$851	$609
Weighted-average rate at period end	0.30%	0.30%	0.30%
Maximum month-end balance	$3,204	$866	$12,847
FHLB Advances
Average daily balance	$4,085	$26,952	$47,581
Weighted-average rate during period	0.98%	2.32%	2.04%
Amount outstanding at period end	$—	$60,000	$90,000
Weighted-average rate at period end	—%	1.61%	2.54%
Maximum month-end balance	$25,000	$95,000	$125,000
FHLB Line of Credit
Average daily balance	$45	$93	$3,279
Weighted-average rate during period	1.47%	2.85%	2.10%
Amount outstanding at period end	$—	$—	$2,520
Weighted-average rate at period end	—%	—%	2.87%
Maximum month-end balance	$—	$895	$37,081
Federal funds purchased
Average daily balance	$148	$1,679	$873
Weighted-average rate during period	1.79%	2.75%	2.52%
Amount outstanding at period end	$—	$5,000	$5,000
Weighted-average rate at period end	—%	1.90%	2.50%
Maximum month-end balance	$—	$15,000	$15,000

Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $44.6 million to $215.3 million at December 31, 2020 as compared to $170.7 million at December 31, 2019. The increase in shareholders' equity was primarily impacted by $23.4 million from the issuance of preferred stock as well as $20.4 million of net income generated during the year ended December 31, 2020 and an increase of $4.6 million of other comprehensive income due to increases in net unrealized gains on available-for-sale securities, partially offset by $2.6 million of stock repurchased through the share buyback program and $1.5 million of dividends declared on our common stock during the year ended December 31, 2020.

The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Balance at beginning of period	$170,703	$151,760	$107,960
Net income	20,413	16,111	14,386
Other comprehensive income	4,590	5,344	(801)
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	—	—	29,030
Preferred stock offering of 10,000 shares, net of issuance costs	23,372	—	—
Redeemed stock	(2,648)	(2,165)	—
Common stock dividends declared	(1,542)	(1,236)	(895)
Dividends on 7.50% Series B Preferred Stock	(479)	—	—
Exercise of stock options	95	219	1,279
Stock-based compensation expense	823	670	801
Balance at end of period	$215,327	$170,703	$151,760
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
A capital conservation buffer, comprised of common equity tier 1 capital, is established above the regulatory minimum capital requirements, and financial institutions that maintain a capital conservation buffer of 2.5% are generally not subject to the additional restrictions on dividends, share repurchases and discretionary bonus payments to executive officers under the Basel III Rule.
At December 31, 2020 and December 31, 2019, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	9.30%	4.50%	7.00%
Bank	11.94%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	10.80%	6.00%	8.50%
Bank	11.94%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.91%	8.00%	10.50%
Bank	13.20%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	6.93%	4.00%	4.00%
Bank	7.67%	4.00%	4.00%	5.00%
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	11.72%	4.50%	7.00%
Bank	12.27%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.72%	6.00%	8.50%
Bank	12.27%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	15.99%	8.00%	10.50%
Bank	13.24%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	10.41%	4.00%	4.00%
Bank	10.96%	4.00%	4.00%	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5%.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at December 31, 2020 were $838.6 million, an increase of $138.3 million, from $700.3 million at December 31, 2019. The increase of $138.3 million was primarily due to increases of $163.7 million in time deposits, $36.2 million in long-term FHLB advances, and $916 thousand in operating lease obligations, partially offset by a decrease of $62.6 million in short-term borrowings.
The following tables present our contractual obligations as of December 31, 2020 and December 31, 2019.

	Contractual Maturities as of December 31, 2020
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,731	$3,478	$2,509	$3,775	$11,493
Short-term borrowings	3,204	—	—	—	3,204
Long-term borrowings	6,176	14,304	32,000	130,000	182,480
Subordinated notes	—	—	15,000	29,592	44,592
Time deposits	437,211	153,759	5,845	—	596,815
Total	$448,322	$171,541	$55,354	$163,367	$838,584

	Contractual Maturities as of December 31, 2019
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,341	$2,351	$2,149	$4,736	$10,577
Short-term borrowings	65,851	—	—	—	65,851
Long-term borrowings	—	11,375	30,000	105,000	146,375
Subordinated notes	—	—	—	44,440	44,440
Time deposits	392,839	39,855	378	—	433,072
Total	$460,031	$53,581	$32,527	$154,176	$700,315

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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At December 31, 2020, the allowance for off-balance sheet risk was $490 thousand, compared to $318 thousand at December 31, 2019, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$18,269	$17,058	$16,276	$20,128
Unused lines of credit	28,898	385,307	28,723	288,086
Unused standby letters of credit and commercial letters of credit	2,340	1,992	4,895	—
Of the total unused lines of credit of $414.2 million at December 31, 2020, $56.9 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
During the second quarter of 2020, management took steps to increase liquidity on the balance sheet and expand the capacity for additional funding in the uncertain economic environment due to COVID-19. Management maintained an elevated level of liquidity on the balance sheet in the fourth quarter of 2020, and will continue to monitor and determine the appropriate levels of liquidity as economic conditions develop. Furthermore, the Company continues to monitor its capital ratios regularly and has benefited from income from participation in the PPP, offset by potential stress from the weakening economy due to the COVID-19 pandemic.
At December 31, 2020, we had liquid assets of $455.4 million, compared to $257.5 million at December 31, 2019. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale. Cash and due from banks increased to $264.1 million, compared to $103.9 million at December 31, 2019 primarily as a result of excess deposits.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2020, we had $181.2 million of outstanding borrowings from the FHLB, and these advances were secured by a blanket lien on $512.3 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $180.9 million from the FHLB. Additionally, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with eight other banks, as well as $5.3 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $976.4 million, based on current policy limits at December 31, 2020. Management believed that as of December 31, 2020, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	December 31, 2020	December 31, 2019
Investment securities available-for-sale to total assets	12.39%	11.41%
Loans to total deposits	87.79	108.12
Interest-earning assets to total assets	94.64	95.58
Interest-bearing deposits to total deposits	68.49	71.30

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
Modeling assumptions were enhanced in the first quarter of 2020 to include a more robust modeling of decay rates for non-maturity deposits.  The assumption changes more accurately reflect the interest rate position of the Bank to increase in value for rising interest rate scenarios.  In addition, the low rate environment in the quarter extended the expected average life on certain borrowings.
Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.

The estimated impact on our net interest income as of December 31, 2020 and December 31, 2019, assuming immediate parallel moves in interest rates is presented in the table below.

	December 31, 2020		December 31, 2019
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	2.8%	5.5%	5.8%	1.9%
+300 basis points	5.5	7.6	5.2	2.6
+200 basis points	6.2	8.6	4.2	2.7
+100 basis points	5.7	8.2	2.7	2.1
-100 basis points	(3.3)	(5.2)	(4.0)	(3.9)
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
The table below presents the change in our economic value of equity as of December 31, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in our asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments and limitations on lowering certain deposit rates below zero.

Change in rates	December 31, 2020	December 31, 2019
+400 basis points	15.0%	(39.4)%
+300 basis points	19.0	(28.4)
+200 basis points	20.0	(17.8)
+100 basis points	15.0	(8.1)
-100 basis points	(26.0)	6.6

Item 8 - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Level One Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Level One Bancorp, Inc. (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and
Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Report on Prior Year Financial Statements

The financial statements of Level One Bancorp, Inc. as of and for the year ended December 31, 2018 were audited by other auditors, whose report dated March 22, 2019 expressed an unqualified opinion on those statements.

We have served as the Company’s auditor since 2019.
Auburn Hills, Michigan
March 12, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Level One Bancorp, Inc.
Farmington Hills, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Level One Bancorp, Inc. (the "Company") for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

South Bend, Indiana
March 22, 2019

LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$264,071	$103,930
Securities available-for-sale	302,732	180,905
Other investments	14,398	11,475
Mortgage loans held for sale, at fair value	43,482	13,889
Loans:
Originated loans	1,498,458	1,158,138
Acquired loans	225,079	69,471
Total loans	1,723,537	1,227,609
Less: Allowance for loan losses	(22,297)	(12,674)
Net loans	1,701,240	1,214,935
Premises and equipment, net	15,834	13,838
Goodwill	35,554	9,387
Other intangible assets, net	6,557	383
Other real estate owned	—	921
Bank-owned life insurance	18,200	12,167
Income tax benefit	3,686	1,217
Interest receivable and other assets	37,228	21,852
Total assets	$2,442,982	$1,584,899
Liabilities
Deposits:
Noninterest-bearing demand deposits	$618,677	$325,885
Interest-bearing demand deposits	127,920	62,586
Money market and savings deposits	619,900	313,885
Time deposits	596,815	433,072
Total deposits	1,963,312	1,135,428
Borrowings	185,684	212,225
Subordinated notes	44,592	44,440
Other liabilities	34,067	22,103
Total liabilities	2,227,655	1,414,196
Shareholders' equity
Preferred stock, no par value per share; authorized—50,000 shares; issued and outstanding—10,000 shares, with a liquidation preference of $2,500 per share, at December 31, 2020 and 0 shares at December 31, 2019	23,372	—
Common stock, no par value per share; authorized—20,000,000 shares; issued and outstanding—7,633,780 shares at December 31, 2020 and 7,715,491 shares at December 31, 2019	87,615	89,345
Retained earnings	96,158	77,766
Accumulated other comprehensive income, net of tax	8,182	3,592
Total shareholders' equity	215,327	170,703
Total liabilities and shareholders' equity	$2,442,982	$1,584,899
   See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(In thousands, except per share data)	2020	2019	2018
Interest income
Originated loans, including fees	$62,069	$56,956	$49,076
Acquired loans, including fees	14,421	6,375	9,186
Securities:
Taxable	2,677	3,509	2,939
Tax-exempt	2,486	2,305	1,657
Federal funds sold and other investments	986	1,303	966
Total interest income	82,639	70,448	63,824
Interest Expense
Deposits	10,993	16,941	11,055
Borrowed funds	2,353	1,378	1,330
Subordinated notes	2,537	1,074	1,015
Total interest expense	15,883	19,393	13,400
Net interest income	66,756	51,055	50,424
Provision expense for loan losses	11,872	1,383	412
Net interest income after provision for loan losses	54,884	49,672	50,012
Noninterest income
Service charges on deposits	2,446	2,547	2,556
Net gain (loss) on sales of securities	1,862	1,174	(71)
Mortgage banking activities	22,190	7,880	2,330
Other charges and fees	3,216	2,610	2,240
Total noninterest income	29,714	14,211	7,055
Noninterest expense
Salary and employee benefits	38,304	28,775	25,781
Occupancy and equipment expense	6,549	4,939	4,425
Professional service fees	2,935	1,808	1,672
Acquisition and due diligence fees	1,654	539	—
FDIC premium expense	1,119	310	657
Marketing expense	956	1,107	1,033
Loan processing expense	935	661	498
Data processing expense	3,460	2,374	2,146
Core deposit premium amortization	768	146	220
Other expense	3,552	3,710	3,246
Total noninterest expense	60,232	44,369	39,678
Income before income taxes	24,366	19,514	17,389
Income tax provision	3,953	3,403	3,003
Net income	$20,413	$16,111	$14,386
Preferred stock dividends	479	—	—
Net income attributable to common shareholders	$19,934	$16,111	$14,386
Per common share data:
Basic earnings per common share	$2.58	$2.08	$1.95
Diluted earnings per common share	$2.57	$2.05	$1.91
Cash dividends declared per common share	$0.20	$0.16	$0.12
Weighted average common shares outstanding—basic	7,627	7,655	7,377
Weighted average common shares outstanding—diluted	7,686	7,770	7,524
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income	$20,413	$16,111	$14,386
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	7,673	7,939	(1,085)
Reclassification adjustment for (gains) losses included in income	(1,862)	(1,174)	71
Tax effect(1)	(1,221)	(1,421)	213
Net unrealized gains (losses) on securities available-for-sale, net of tax	4,590	5,344	(801)
Total comprehensive income, net of tax	$25,003	$21,455	$13,585
__________________________________________________________________________
(1) Includes $391 thousand, $247 thousand, and $(15) thousand tax expense (benefit) related to reclassification for the years ended December 31, 2020, 2019 and 2018, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2018	$—	$59,511	$49,232	$(783)	$107,960
Net income	—	—	14,386	—	14,386
Other comprehensive loss	—	—	—	(801)	(801)
Reclass of tax reform adjustments due to early adoption of ASU 2018-02	—	—	168	(168)	—
Initial public offering of 1,150,765 shares of common stock, net of issuance costs	—	29,030	—	—	29,030
Common stock dividends declared ($0.12 per share)	—	—	(895)	—	(895)
Exercise of stock options (127,494 shares)	—	1,279	—	—	1,279
Stock-based compensation expense, net of tax impact	—	801	—	—	801
Balance at December 31, 2018	$—	$90,621	$62,891	$(1,752)	$151,760
Net income	—	—	16,111	—	16,111
Other comprehensive income	—	—	—	5,344	5,344
Redeemed Stock (90,816 shares)	—	(2,165)	—	—	(2,165)
Common stock dividends declared ($0.16 per share)	—	—	(1,236)	—	(1,236)
Exercise of stock options (21,550 shares)	—	219	—	—	219
Stock-based compensation expense, net of tax impact	—	670	—	—	670
Balance at December 31, 2019	$—	$89,345	$77,766	$3,592	$170,703
Net income	—	—	20,413	—	20,413
Other comprehensive income	—	—	—	4,590	4,590
Redeemed stock (125,798 shares)	—	(2,648)	—	—	(2,648)
Preferred stock offering, net of issuance costs	23,372	—	—	—	23,372
Dividends on 7.50% Series B Preferred Stock	—	—	(479)	—	(479)
Common stock dividends declared ($0.20 per share)	—	—	(1,542)	—	(1,542)
Exercise of stock options (10,000 shares)	—	95	—	—	95
Stock-based compensation expense, net of tax impact	—	823	—	—	823
Balance at December 31, 2020	$23,372	$87,615	$96,158	$8,182	$215,327
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$20,413	$16,111	$14,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,694	1,323	1,332
Amortization of core deposit intangibles	768	146	220
Stock-based compensation expense	887	713	815
Provision expense for loan losses	11,872	1,383	412
Net securities premium amortization	2,149	1,735	1,327
Net (gain)/loss on sales of securities	(1,862)	(1,174)	71
Originations of loans held for sale	(557,078)	(272,714)	(90,361)
Proceeds from sales of loans	545,581	270,363	91,091
Net gain on sales of loans	(22,191)	(7,835)	(2,341)
Accretion on acquired purchase credit impaired loans	(1,760)	(2,313)	(3,794)
Gain on sale of other real estate owned and repossessed assets	(316)	—	(44)
Increase in cash surrender value of life insurance	(470)	(301)	(324)
Amortization of debt issuance costs	152	62	47
Deferred income tax benefit	(3,315)	(592)	29
Net (increase) decrease in accrued interest receivable and other assets	(10,751)	(8,934)	461
Net increase in accrued interest payable and other liabilities	3,441	6,151	4,810
Net cash provided by (used in) operating activities	(10,786)	4,124	18,137
Cash flows from investing activities
Net increase in loans	(271,648)	(97,660)	(88,069)
Principal payments on securities available-for-sale	28,551	16,521	9,368
Purchases of securities available-for-sale	(140,078)	(56,810)	(68,694)
Purchases of other investments	(2,000)	(3,150)	(22)
Additions to premises and equipment	(1,289)	(2,019)	(1,159)
Proceeds from:
Sale of securities available-for-sale	42,640	69,846	3,625
Sale of other real estate owned and repossessed assets	4,164	—	822
Net cash used in acquisition	(29,464)	—	—
Net cash used in investing activities	(369,124)	(73,272)	(144,129)
Cash flows from financing activities
Net increase in deposits	563,064	793	14,253
Change in short-term borrowings	(62,647)	(32,278)	61,810
Issuances of long-term borrowings	291,334	145,000	—
Repayment of long-term borrowings	(270,437)	—	(10,000)
Net proceeds from issuance of subordinated debt	—	29,487	—
Net proceeds from issuance of preferred stock	23,372	—	—
Change in secured borrowing	(70)	(71)	(69)
Net proceeds from issuance of common stock related to initial public offering	—	—	29,030
Share buyback - redeemed stock	(2,648)	(2,165)	—
Preferred stock dividends paid	(479)	—	—
Common stock dividends paid	(1,469)	(1,160)	(662)
Proceeds from exercised stock options	95	219	1,279
Payments related to tax-withholding for share based compensation awards	(64)	(43)	(14)
Net cash provided by financing activities	540,051	139,782	95,627
Net change in cash and cash equivalents	160,141	70,634	(30,365)
Beginning cash and cash equivalents	103,930	33,296	63,661
Ending cash and cash equivalents	$264,071	$103,930	$33,296

Supplemental disclosure of cash flow information:
Interest paid	$16,376	$19,493	$12,634
Taxes paid	8,599	2,916	2,120
Transfer from loans held for sale to loans held for investment	5,217	2,186	544
Transfer from loans to other real estate owned	2,927	921	108
Transfer from premises and equipment to other assets	—	—	18
Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Assets acquired—Ann Arbor State Bank	$325,303	$—	$—
Liabilities assumed—Ann Arbor State Bank	283,526	—	—
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the “Company,” “Level One,” “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. Including the Company headquarters, as of December 31, 2020, its wholly owned bank subsidiary, Level One Bank (the "Bank"), had 17 offices, including 11 banking centers (our full service branches) in Metro Detroit, one banking center in Grand Rapids, one banking center in Jackson, three banking centers in Ann Arbor and one mortgage loan production office in Ann Arbor.
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
The Company's subsidiary, Hamilton Court Insurance Company ("Hamilton Court"), was a wholly owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company and the Bank and reinsurance to ten other third party insurance captives for which insurance may not have been available or economically feasible in the insurance marketplace. Hamilton Court was designed to insure the risks of the Company and the Bank by providing additional insurance coverage for deductibles, excess limits and uninsured exposures. Hamilton Court was incorporated in Nevada. As of January 19, 2021, Hamilton Court exited the pool resources relationship and was dissolved.
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
Other Investments
The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank also invests in an equity security that does not have a readily determinable fair value because its ownership is restricted and lacks a market for trading. As a result, this security is carried at cost and is periodically evaluated for impairment.
Loans Held for Sale
Loans held for sale consist of loans originated with the intent to sell. Loans held for sale are carried at fair value, determined individually, as of the balance sheet date. The Company believes the fair value method reflects the economic risks associated with these loans. Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market, market quotes from anticipated sales contracts and commitments, or contract prices from firm sales commitments. Fair value includes the servicing value of the loans as well as any accrued interest. The changes in the fair value of loans held for sale are reflected in mortgage banking activities on the consolidated statements of income.
Loans held for sale are sold with either servicing rights released or servicing rights retained. In addition to the Small Business Administration and United States Department of Agriculture guaranteed loans, which are sold with servicing retained, the Company starting selling loans held for sale with servicing retained directly to FNMA during the third quarter of 2019. Refer to the mortgage servicing rights section below for further discussion.
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
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 36 months. The historical loss analysis incorporates and fully relies on the Bank’s own historical loss data. The historical loss estimates are established by loan type including commercial and industrial and commercial real estate. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: local and national economic conditions; trends in underwriting standards and lending policies; trends in portfolio volume, maturity and composition (impact of credit concentrations); experience, ability and depth of lending management and staff; trends in delinquencies and nonaccruals; results of independent loan review; change in value for collateral dependent loans; high loan growth; unseasoned bank portfolio; specialized financing; and other factors (legal, regulatory, competition). The following portfolio segments have been identified:
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
Commercial and Industrial loans have varying degrees of risk, but overall are considered to have less risk than commercial real estate. These loans are generally short-term in nature and are almost always backed by collateral. Unsecured commercial loans are supported by strong borrower(s)/guarantor(s) in terms of liquidity, net worth, cash flow, etc. Collateral security of these loans is relatively liquid (i.e., accounts receivable, inventory, equipment) and readily available to cover potential loan loss. Credit risk is managed through standardized loan policies, established and authorized credit limits, portfolio management and the diversification of industries. The PPP loans funded during the second and third quarters of 2020, which are guaranteed by the SBA, are reported within this loan category.
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
Goodwill and Core Deposit Intangible
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
Core deposit intangible represents the value of the acquired customer core deposit bases and is included as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on an accelerated basis over a 120-month period and is subject to periodic impairment evaluation. Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible.
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
Servicing fee income is recorded for fees earned for servicing loans and is based on contractual percentage of the outstanding principal or a fixed amount per loan. Servicing fees totaled $331 thousand, $43 thousand and $117 thousand for the years ended December 31, 2020, 2019 and 2018, respectively, most of which related to servicing fees earned on SBA loans sold with serving retained during the years ended December 31, 2019 and 2018. Servicing fees for the year ended December 31, 2020 were related to residential mortgage loans.
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
Earnings per Share
The Company's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, beginning in 2019, earnings per share is calculated using the two-class method under which earnings are allocated to both common shares and participating securities.
Debt Issuance Costs
Costs associated with the issuance of debt are presented in the consolidated balance sheet as a direct reduction from the carrying value of that debt liability. The deferred issuance costs are amortized over the life the related debt instrument, and included within the debt’s interest expense.
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
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of the cessation of LIBOR, the amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU are elective and were effective March 12, 2020 for all entities. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2—BUSINESS COMBINATIONS
On January 2, 2020, the Company completed its previously announced acquisition of Ann Arbor Bancorp, Inc. and its wholly owned subsidiary, Ann Arbor State Bank. The Company paid an aggregate consideration of approximately $67.9 million in cash. The Company engaged in this transaction with the expectation that it would be accretive to income and expand our footprint in the Ann Arbor and Jackson markets.
AAB's results of operations were included in the Company’s results beginning January 2, 2020. Acquisition-related costs of $1.7 million are included in the Company’s income statement for the year ended December 31, 2020.
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
Core deposit intangibles of $3.7 million arising from the acquisition are being amortized over 10 years on an accelerated basis using the sum of the years digits method.
Loans acquired in the acquisition were initially recorded at fair value with no separate allowance for loan losses. The Company reviewed the loans at acquisition to determine which should be considered purchased credit impaired loans (i.e. loans accounted for under ASC 310-30), defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonaccrual loans at the acquisition date. Fair values for purchased loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of the loan and whether or not the loan was amortizing, and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. The Company accounts for purchased credit impaired loans in accordance with the provisions of ASC 310-30. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered credit impaired if there is evidence of credit deterioration at the date of purchase and if it is probable that not all contractually required payments will be collected. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is recognized on the acquired loans accounted for under ASC 310-30.
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

The pro forma table below presents information as if the acquisition had occurred on January 1, 2019. The pro forma information includes adjustments to give the effects to any changes in interest income due to the accretion (amortization) of the discount (premium) associated with the fair value adjustments to acquired loans, any changes in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt, amortization of core deposit intangibles that would have resulted had the deposits been acquired as of January 1, 2019, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date. Due diligence, professional fees, and other expenses related to the merger were incurred by the Company and AAB during the year ended December 31, 2020, but the pro forma condensed combined statement of income is not adjusted to exclude these costs.

	For the year ended December 31,
(Dollars in thousands, except per share data)	2020	2019
Net interest income	$66,796	$61,103
Noninterest income	29,714	17,206
Noninterest expense	60,300	53,174
Net income	20,433	17,647
Net income per diluted share	2.57	2.26

NOTE 3—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. government sponsored entities & agencies	$26,575	$103	$(320)	$26,358
State and political subdivision	124,053	8,751	(81)	132,723
Mortgage-backed securities: residential	25,729	352	—	26,081
Mortgage-backed securities: commercial	11,434	484	—	11,918
Collateralized mortgage obligations: residential	13,320	138	(12)	13,446
Collateralized mortgage obligations: commercial	57,398	1,206	(92)	58,512
SBA	17,639	61	(107)	17,593
Asset backed securities	10,229	—	(157)	10,072
Corporate bonds	5,998	34	(3)	6,029
Total available-for-sale	$292,375	$11,129	$(772)	$302,732
December 31, 2019
State and political subdivision	$89,304	$4,463	$(20)	$93,747
Mortgage-backed securities: residential	10,609	82	(126)	10,565
Mortgage-backed securities: commercial	8,567	224	(12)	8,779
Collateralized mortgage obligations: residential	8,541	39	(51)	8,529
Collateralized mortgage obligations: commercial	22,891	300	(10)	23,181
U.S. Treasury	1,976	23	—	1,999
SBA	22,051	87	(154)	21,984
Asset backed securities	10,390	—	(306)	10,084
Corporate bonds	2,030	20	(13)	2,037
Total available-for-sale	$176,359	$5,238	$(692)	$180,905
The proceeds from sales of securities and the associated gains and losses for the periods below are as follows:

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Proceeds	$42,640	$69,846	$3,625
Gross gains	1,871	1,566	2
Gross losses	(9)	(392)	(73)
The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$10,717	$10,807
One to five years	24,573	25,421
Five to ten years	105,041	107,713
Beyond ten years	152,044	158,791
Total	$292,375	$302,732

Securities pledged at December 31, 2020 and December 31, 2019 had a carrying amount of $98.7 million and $27.3 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of December 31, 2020, the Bank held 66 tax-exempt state and local municipal securities totaling $49.0 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at December 31, 2020 and December 31, 2019 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2020
Available-for-sale
U.S. government sponsored entities & agencies	$19,680	$(320)	$—	$—	$19,680	$(320)
State and political subdivision	4,880	(81)	—	—	4,880	(81)
Collateralized mortgage obligations: residential	—	—	1,109	(12)	1,109	(12)
Collateralized mortgage obligations: commercial	26,467	(92)	—	—	26,467	(92)
SBA	—	—	12,206	(107)	12,206	(107)
Asset backed securities	—	—	10,072	(157)	10,072	(157)
Corporate bonds	2,497	(3)	—	—	2,497	(3)
Total available-for-sale	$53,534	$(496)	$23,390	$(276)	$76,924	$(772)
December 31, 2019
Available-for-sale
State and political subdivision	$5,109	$(20)	$305	$—	$5,414	$(20)
Mortgage-backed securities: residential	4,022	(39)	3,982	(87)	8,004	(126)
Mortgage-backed securities: commercial	1,769	(11)	430	(1)	2,199	(12)
Collateralized mortgage obligations: residential	770	(1)	4,631	(50)	5,401	(51)
Collateralized mortgage obligations: commercial	—	—	1,716	(10)	1,716	(10)
SBA	3,961	(13)	12,405	(141)	16,366	(154)
Asset backed securities	8,220	(232)	1,864	(74)	10,084	(306)
Corporate bonds	489	(13)	—	—	489	(13)
Total available-for-sale	$24,340	$(329)	$25,333	$(363)	$49,673	$(692)
As of December 31, 2020, the Company's investment portfolio consisted of 313 securities, 37 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2020.

NOTE 4—LOANS
The following table presents the recorded investment in loans at December 31, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
December 31, 2020
Commercial real estate	$587,631	$133,201	$720,832
Commercial and industrial	629,434	56,070	685,504
Residential real estate	280,645	34,831	315,476
Consumer	748	977	1,725
Total	$1,498,458	$225,079	$1,723,537
December 31, 2019
Commercial real estate	$551,565	$53,081	$604,646
Commercial and industrial	403,922	6,306	410,228
Residential real estate	201,787	10,052	211,839
Consumer	864	32	896
Total	$1,158,138	$69,471	$1,227,609
At December 31, 2020 and December 31, 2019, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $43.5 million and $13.9 million, respectively. During the years ended December 31, 2020 and 2019, the Company sold residential real estate loans with proceeds totaling $545.6 million and $270.4 million, respectively. At December 31, 2020, $290.1 million of PPP loans were included in the commercial and industrial loan balance.
Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued and other real estate owned obtained through foreclosure and other repossessed assets. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded at their net realizable value based on the principal and interest the Company expects to collect on these loans. There were $12 thousand and $1.2 million in commitments to lend additional funds to borrowers whose loans were classified as nonaccrual as of December 31, 2020 and December 31, 2019, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Nonaccrual loans:
Commercial real estate	$7,320	$4,832
Commercial and industrial	7,490	11,112
Residential real estate	3,991	2,569
Consumer	15	16
Total nonaccrual loans	18,816	18,529
Other real estate owned	—	921
Total nonperforming assets	$18,816	$19,450
Loans 90 days or more past due and still accruing	$269	$157
At December 31, 2020 and December 31, 2019, the loans that were 90 days or more past due and still accruing were PCI loans.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
December 31, 2020
Commercial real estate	$714,196	$4,863	$1,773	$—	$720,832
Commercial and industrial	681,106	893	3,505	—	685,504
Residential real estate	305,800	5,420	1,110	3,146	315,476
Consumer	1,723	—	—	2	1,725
Total	$1,702,825	$11,176	$6,388	$3,148	$1,723,537
December 31, 2019
Commercial real estate	$597,892	$3,630	$1,286	$1,838	$604,646
Commercial and industrial	407,692	377	1,275	884	410,228
Residential real estate	206,002	3,286	1,429	1,122	211,839
Consumer	892	4	—	—	896
Total	$1,212,478	$7,297	$3,990	$3,844	$1,227,609
Impaired Loans:
Information as to impaired loans, excluding purchased credit impaired loans, was as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Nonaccrual loans	$18,816	$18,529
Performing troubled debt restructurings:
Commercial and industrial	546	547
Residential real estate	432	359
Total performing troubled debt restructurings	978	906
Total impaired loans, excluding purchase credit impaired loans	$19,794	$19,435
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
The CARES Act was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for financial institutions related to troubled debt restructurings. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends the relief related to troubled debt restructurings to the earlier of January 1, 2022 or 60 days after the national emergency termination date. As a result of the COVID-19 pandemic, the Company is currently working with borrowers to provide short-term payment modifications. Any short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs based on interagency guidance. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, we had $20.1 million of loans that remained on a COVID-related deferral of which $11.6 million of loans had payments deferred greater than six months. These loans were primarily commercial loans and represented 1.16% of our total loan portfolio. In addition, $2.5 million of those loans deferred greater than six months were moved to nonaccrual. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. The Company’s modification programs are designed to provide temporary relief for current borrowers affected by the COVID-19 pandemic. The Company has presumed that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.
As of December 31, 2020 and December 31, 2019, the Company had a recorded investment in troubled debt restructurings of $4.8 million and $3.9 million, respectively. The Company allocated a specific reserve of $317 thousand and $384 thousand for those loans at December 31, 2020 and 2019, respectively. The Company had not committed to lend additional amounts to borrowers whose loans have been modified as of December 31, 2020 or December 31, 2019. As of December 31, 2020, there were $3.8 million of nonperforming TDRs and $978 thousand of performing TDRs included in impaired loans. As of December 31, 2019, there were $3.0 million of nonperforming TDRs and $906 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified as TDRs during the years ended December 31, 2020, 2019 and 2018 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
For the year ended December 31, 2020
Commercial real estate	$1,654	$—	$—	2	$1,654	$—	$—
Residential real estate	—	74	—	1	74	—	—
Total	$1,654	$74	$—	3	$1,728	$—	$—
For the year ended December 31, 2019
Commercial and industrial	$—	$—	$332	2	$332	$—	$174
Total	$—	$—	$332	2	$332	$—	$174
For the year ended December 31, 2018
Commercial real estate	$2,073	$—	$—	4	$2,073	$101	$—
Commercial and industrial	1,031	106	—	4	1,137	—	14
Residential real estate	113	—	—	2	113	—	5
Total	$3,217	$106	$—	10	$3,323	$101	$19
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified as TDRs during the twelve months ended December 31, 2020, 2019 and 2018 for which there was a subsequent payment default, including the recorded investment as of the period end. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the year ended December 31, 2020
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	1	$203	$—
Total	1	$203	$—
	For the year ended December 31, 2019
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial and industrial	1	$42	$12
Total	1	$42	$12
	For the year ended December 31, 2018
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	3	$2,073	$—
Commercial and industrial	1	904	—
Total	4	$2,977	$—
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial real estate	$685,690	$21,570	$13,045	$527	$720,832
Commercial and industrial	637,285	25,727	21,876	616	685,504
Total	$1,322,975	$47,297	$34,921	$1,143	$1,406,336
December 31, 2019
Commercial real estate	$591,419	$8,325	$4,042	$860	$604,646
Commercial and industrial	383,756	8,967	16,527	978	410,228
Total	$975,175	$17,292	$20,569	$1,838	$1,014,874

For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2020
Residential real estate	$311,485	$3,991	$315,476
Consumer	1,710	15	1,725
Total	$313,195	$4,006	$317,201
December 31, 2019
Residential real estate	$209,270	$2,569	$211,839
Consumer	880	16	896
Total	$210,150	$2,585	$212,735
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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
December 31, 2020
Commercial real estate	$5,109	$1,773
Commercial and industrial	643	274
Residential real estate	4,017	2,949
Total PCI loans	$9,769	$4,996
December 31, 2019
Commercial real estate	$6,597	$2,884
Commercial and industrial	556	135
Residential real estate	4,215	2,954
Total PCI loans	$11,368	$5,973

The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Accretable yield at beginning of period	$9,141	$10,947	$14,452
Additions due to acquisitions	35	—	—
Accretion of income	(1,760)	(2,313)	(3,794)
Adjustments to accretable yield	(319)	507	304
Other activity, net	—	—	(15)
Accretable yield at end of period	$7,097	$9,141	$10,947
"Additions due to acquisitions" represents the accretable yield added as a result of the AAB acquisition. "Accretion of income" represents the income earned on these loans for the year.
For the years ended December 31, 2020 and 2019, allowance for loan losses on PCI loans decreased by $95 thousand and $158 thousand, respectively.

Related Party Loans:
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates as of December 31, 2020 and 2019 totaled approximately $8.9 million and $4.1 million, respectively. During 2020 and 2019, there were $6.6 million and $1.1 million, respectively, of new loans and other additions, while repayments and other reductions totaled $1.8 million and $924 thousand, respectively.
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of December 31, 2020, the Company had six PCI loan pools and 12 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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

Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
December 31, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,320	$—	$7,320	$7,720	$—
Commercial and industrial	7,964	630	8,594	9,208	307
Residential real estate	2,153	192	2,345	2,447	25
Total	$17,437	$822	$18,259	$19,375	$332
December 31, 2019
Individually evaluated impaired loans:
Commercial real estate	$4,832	$—	$4,832	$5,156	$—
Commercial and industrial	10,739	913	11,652	12,521	363
Residential real estate	1,197	189	1,386	1,570	22
Total	$16,768	$1,102	$17,870	$19,247	$385

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the year ended December 31, 2020
Individually evaluated impaired loans: (1)
Commercial real estate	$7,981	$—	$10
Commercial and industrial	14,008	46	87
Residential real estate	3,304	36	55
Total	$25,293	$82	$152
For the year ended December 31, 2019
Individually evaluated impaired loans: (1)
Commercial real estate	$4,233	$2	$209
Commercial and industrial	8,514	43	573
Residential real estate	1,904	29	9
Total	$14,651	$74	$791
For the year ended December 31, 2018
Individually evaluated impaired loans: (1)
Commercial real estate	$9,471	$1,622	$142
Commercial and industrial	7,673	91	112
Residential real estate	5,182	369	—
Total	$22,326	$2,082	$254
(1) December 31, 2018 individually evaluated impaired loans included PCI loans, whereas December 31, 2020 and 2019 individually evaluated impaired loans excluded PCI loans.

Activity in the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the year ended December 31, 2020
Allowance for loan losses:
Beginning balance	$5,773	$5,515	$1,384	$2	$12,674
Provision for loan losses	4,190	5,302	2,343	37	11,872
Gross chargeoffs	—	(2,118)	(285)	(58)	(2,461)
Recoveries	12	87	85	28	212
Net (chargeoffs) recoveries	12	(2,031)	(200)	(30)	(2,249)
Ending allowance for loan losses	$9,975	$8,786	$3,527	$9	$22,297
For the year ended December 31, 2019
Allowance for loan losses:
Beginning balance	$5,227	$5,174	$1,164	$1	$11,566
Provision for loan losses	632	533	143	75	1,383
Gross chargeoffs	(92)	(438)	—	(106)	(636)
Recoveries	6	246	77	32	361
Net (chargeoffs) recoveries	(86)	(192)	77	(74)	(275)
Ending allowance for loan losses	$5,773	$5,515	$1,384	$2	$12,674
For the year ended December 31, 2018
Allowance for loan losses:
Beginning Balance	$4,852	$5,903	$950	$8	$11,713
Provision for loan losses	464	(269)	191	26	412
Gross chargeoffs	(112)	(1,283)	(47)	(35)	(1,477)
Recoveries	23	823	70	2	918
Net (chargeoffs) recoveries	(89)	(460)	23	(33)	(559)
Ending Allowance for loan losses	$5,227	$5,174	$1,164	$1	$11,566

Allocation of the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$—	$307	$25	$—	$332
Collectively evaluated for impairment	9,550	8,465	3,273	9	21,297
Acquired with deteriorated credit quality	425	14	229	—	668
Ending allowance for loan losses	$9,975	$8,786	$3,527	$9	$22,297
Balance of loans:
Individually evaluated for impairment	$7,320	$8,594	$2,345	$—	$18,259
Collectively evaluated for impairment	711,739	676,636	310,182	1,725	1,700,282
Acquired with deteriorated credit quality	1,773	274	2,949	—	4,996
Total loans	$720,832	$685,504	$315,476	$1,725	$1,723,537
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$—	$363	$22	$—	$385
Collectively evaluated for impairment	5,062	5,124	1,339	2	11,527
Acquired with deteriorated credit quality	711	28	23	—	762
Ending allowance for loan losses	$5,773	$5,515	$1,384	$2	$12,674
Balance of loans:
Individually evaluated for impairment	$4,832	$11,652	$1,386	$—	$17,870
Collectively evaluated for impairment	596,930	398,441	207,499	896	1,203,766
Acquired with deteriorated credit quality	2,884	135	2,954	—	5,973
Total loans	$604,646	$410,228	$211,839	$896	$1,227,609

NOTE 6—PREMISES AND EQUIPMENT
Premises and equipment were as follows at December 31, 2020 and December 31, 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Land	$3,514	$2,254
Buildings	10,656	9,825
Leasehold improvements	3,017	2,714
Furniture, fixtures and equipment	7,786	6,539
Total premises and equipment	$24,973	$21,332
Less: Accumulated depreciation	9,139	7,494
Net premises and equipment	$15,834	$13,838
Depreciation expense was $1.7 million, $1.3 million, and $1.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $1.8 million, $1.2 million, and $1.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Rent commitments under non-cancelable operating leases (including renewal options that the Company will likely exercise) were as follows:

(Dollars in thousands)	As of December 31, 2020
2021	$1,731
2022	1,760
2023	1,718
2024	1,318
2025	1,191
Thereafter	3,775
Total lease commitments	$11,493

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill of $4.6 million, $4.8 million, and $26.2 million, respectively. Total goodwill was $35.6 million at December 31, 2020 and $9.4 million at December 31, 2019.
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

The Company completed their annual goodwill impairment review as of October 1, 2020 noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net SBA fees related to Paycheck Protection Program ("PPP") loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and October 1, 2020. Management also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through December 31, 2020 and that it is more likely than not that there was no goodwill impairment as of December 31, 2020.

Intangible Assets:    The Company recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Gross carrying amount	$5,708	$2,045
Accumulated amortization	(2,512)	(1,744)
Net Intangible	$3,196	$301
Amortization expense for the CDIs was $768 thousand, $146 thousand, $220 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)
2021	$667
2022	586
2023	506
2024	425
2025	344

NOTE 8—MORTGAGE SERVICING RIGHTS, NET
The Company has recorded a mortgage servicing rights asset for residential real estate mortgage loans that are sold to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization or estimated fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The unpaid principal balance of these loans at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Residential real estate mortgage loan portfolios serviced for:
FNMA	$320,467	$9,016
Custodial escrow balances maintained with these serviced loans were $1.9 million and $52 thousand at December 31, 2020 and 2019, respectively.

Activity for mortgage servicing rights was as follows for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
(Dollars in thousands)	2020	2019
Mortgage servicing rights:
Balance, beginning of period	$76	$—
Originated servicing	3,540	77
Amortization	(255)	(1)
Balance, end of period	$3,361	$76
Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance was $24 thousand for the year ended December 31, 2020. There was no servicing fee income for the years ended December 31, 2019 and 2018.
The Company recorded a valuation allowance of $17 thousand related to mortgage servicing rights during the first quarter of 2020, which was then reversed during the second quarter of 2020 as a result of the fair value at June 30, 2020 being higher than book value, and the fair value remained higher as of December 31, 2020. There was no valuation allowance related to mortgage servicing rights during the year ended December 31, 2019.
The fair value of mortgage servicing rights was $4.0 million and $87 thousand at December 31, 2020 and 2019, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. The fair value at December 31, 2020 was determined using a discount rate of 7.75% and prepayment speeds ranging from 8.44% to 10.41%, depending on the stratification of the specific rights. The fair value at December 31, 2019 was determined using a discount rate of 8.50% and prepayment speeds ranging from 12.12% to 14.73%, depending on the stratification of the specific right.
NOTE 9—DEPOSITS
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $380.3 million and $205.9 million at December 31, 2020 and 2019, respectively. At December 31, 2020, brokered deposits totaled $29.3 million, compared to $67.4 million at December 31, 2019.
As of December 31, 2020, the scheduled maturities of total time deposits were as follows:

(Dollars in thousands)	December 31, 2020
Due in 2021	$437,211
Due in 2022	114,707
Due in 2023	39,052
Due in 2024	3,821
Due in 2025	2,024
Thereafter	—
Total	$596,815
Related party deposits totaled $112.0 million and $31.3 million at December 31, 2020 and 2019, respectively.

NOTE 10—BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
FHLB Advances	$—	—%	$60,000	1.61%
Securities sold under agreements to repurchase	3,204	0.30	851	0.30
Federal funds purchased	—	—	5,000	1.90
Total short-term borrowings	3,204	0.30	65,851	1.62
Long-term debt:
Secured borrowing due in 2022	1,304	1.00	1,374	1.00
FHLB advances due in 2022 to 2029(2)	181,176	1.09	145,000	1.06
Subordinated notes due in 2025 and 2029(3)	44,592	5.29	44,440	5.29
Total long-term debt	227,072	1.91	190,814	2.04
Total short-term and long-term borrowings	$230,276	1.89%	$256,665	1.93%
_______________________________________________________________________________
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At December 31, 2020, the long-term FHLB advances consisted of 0.42% - 2.93% fixed rate notes and can be called through 2024 without penalty by the issuer. The December 31, 2020 balance includes FHLB advances of $181.0 million and purchase accounting premiums of $176 thousand.
(3) The December 31, 2020 balance includes subordinated notes of $45.0 million and debt issuance costs of $408 thousand. The December 31, 2019 balance includes subordinated notes of $45.0 million and debt issuance costs of $560 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The $181.0 million of long-term FHLB advances as of December 31, 2020 were secured by a blanket lien on $512.3 million of real estate-related loans. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $180.9 million from the FHLB at December 31, 2020. In addition, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.3 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of December 31, 2020 and $5.0 million outstanding federal funds purchased as of December 31, 2019.
At December 31, 2020, the Company had $3.2 million of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $3.7 million at December 31, 2020.
The Company had a secured borrowing of $1.3 million as of December 31, 2020 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
At December 31, 2020, the Company had $45.0 million outstanding subordinated notes and $408 thousand of debt issuance costs. The debt issuance costs are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
The $15.0 million of subordinated notes issued on December 21, 2015 bear a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. As of December 15, 2020, the notes bear a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly through maturity. The notes mature on December 15, 2025, and the Company has the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event.
The $30.0 million of subordinated notes issued on December 18, 2019 bear a fixed interest rate of 4.75% per annum, payable semiannually through December 18, 2024. The notes will bear a floating interest rate of three-month secured overnight financing rate (SOFR) plus 311 basis points payable quarterly after December 18, 2024 through maturity. The notes mature on December 18, 2029, and the Company has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a Tier 2 capital event or tax event.
The Company has a short term line of credit of $30.0 million with Comerica Bank with a fixed interest rate of 4.05% per annum and a commitment fee of 0.20% on the average daily balance of the unused portion of the line of credit. As of December 31, 2020, the Company had no balance on the Comerica Bank line of credit. The Company participates in the PPP and also has the ability to borrow from the Federal Reserve's special purpose Paycheck Protection Program Liquidity Facility ("PPPLF") for additional funding. At December 31, 2020, the Company had no borrowings from the PPPLF.
NOTE 11—INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2016 tax return year and forward.
The current and deferred components of the provision for income taxes were as follows:

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Current expense	$7,268	$3,995	$2,974
Deferred expense (benefit)	(3,315)	(592)	29
Total	$3,953	$3,403	$3,003
A reconciliation of expected income tax expense using the federal statutory rate of 21% as of December 31, 2020, 2019 and 2018 and actual income tax expense is as follows:

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Income tax expense based on federal corporate tax rate	$5,117	$4,098	$3,651
Changes resulting from:
Tax-exempt income	(589)	(538)	(406)
Captive insurance benefit	(156)	(182)	(198)
Net operating loss carryback due to CARES Act	(290)	—	—
Disqualified dispositions from stock options	(178)	(13)	(23)
Other, net	49	38	(21)
Income tax expense	$3,953	$3,403	$3,003
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
Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. A tax benefit of $189 thousand and $18 thousand was recorded during the years ended December 31, 2020 and 2019, respectively, as a result of share awards vesting/exercised during the year.

The tax effects of temporary differences that resulted in the significant components of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	For the years ended December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,682	$2,662
Net operating loss	757	—
Deferred compensation	215	142
Restricted stock awards	290	223
Stock options	126	117
Deferred loan fees	1,403	248
Nonaccrued interest	215	155
Accrued expenses	370	365
Other	63	65
Total gross deferred tax assets	8,121	3,977
Deferred tax liabilities:
Unrealized gain—available for sale securities	(2,175)	(955)
Depreciation	(914)	(808)
Prepaid expenses	(212)	(239)
Business combination adjustments	(1,080)	(369)
Partnership investments	(381)	(366)
Other	(47)	(23)
Total gross deferred tax liabilities	(4,809)	(2,760)
Net deferred tax assets	$3,312	$1,217
Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2020 because it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.
There were no unrecognized tax benefits at December 31, 2020, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense when applicable. The Company did not record any interest and penalties for 2020, 2019 and 2018.
NOTE 12—STOCK BASED COMPENSATION
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
The Company reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the years ended December 31, 2020 and 2019, the Company issued 38,170 and 39,483 restricted stock awards, respectively, under the 2018 Plan. There were 165,597 shares available for issuance as of December 31, 2020.
Stock Options
As of December 31, 2020, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized, but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the stock options granted during the year ended December 31, 2018 was determined using the weighted-average assumptions as of the grant date shown below. There were no stock options granted during the years ended December 31, 2020 or December 31, 2019.

December 31, 2018
Risk Free Interest Rate	2.83%
Expected Term (years)	7.0
Expected Volatility	0.04%
Weighted average fair value of options granted	$4.46

The summary of our stock option activity for the years ended December 31, 2020 and 2019 is as follows:

	2020			2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of period	355,218	$16.63	5.0	376,768	$16.26	5.8
Exercised	(10,000)	9.57		(21,550)	10.16
Options outstanding, end of period	345,218	16.83	4.1	355,218	16.63	5.0
Options exercisable	335,216	$16.59	4.0	335,214	$16.14	4.8
The aggregate intrinsic value was $1.4 million for both options outstanding and exercisable as of December 31, 2020. The aggregate intrinsic value of both options outstanding and exercisable as of December 31, 2019 was $3.0 million. As of December 31, 2020, there was $6 thousand of total unrecognized compensation cost related to stock options granted under the Stock Option Plan. The cost is expected to be recognized over a weighted-average period of 0.13 years.
The total intrinsic value and cash received from options exercised, including tax benefit, was $130 thousand and $96 thousand, respectively, for the year ended December 31, 2020, $295 thousand and $232 thousand, respectively for the year ended December 31, 2019, and $1.8 million and $1.4 million, respectively, for the year ended December 31, 2018.
Share-based compensation expense charged against income was $45 thousand, $54 thousand and $155 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the year ended December 31, 2020 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	80,370	$24.28
Granted	38,170	24.90
Vested	(23,870)	23.40
Forfeited	(1,400)	24.46
Nonvested at December 31, 2020	93,270	$24.75
As of December 31, 2020, there was $973 thousand of total unrecognized compensation cost related to nonvested shares granted under the 2014 Plan and 2018 Plan. The cost is expected to be recognized over a weighted average period of 1.75 years. The total fair value of shares vested during the year ended December 31, 2020 was $559 thousand compared to a fair value of $211 thousand for the year ended December 31, 2019.

Total expense for restricted stock awards totaled $842 thousand, $659 thousand and $660 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, there was $64 thousand, $43 thousand and $14 thousand, respectively, of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
NOTE 13 - OTHER BENEFIT PLANS
401(k) Plan: The Company sponsors a 401(k) plan in which substantially all employees are eligible to participate. The plan is a "safe harbor" plan in accordance with the Internal Revenue Code. In 2020, the Company updated the plan to provide a matching contribution equal to 100% of the first 3% and 50% of the next 2% of employee contributions for each eligible employee. In 2019 and earlier, the plan required the Company to make a 3% non-elective contribution for each eligible employee. Contributions to the plan were approximately $1.1 million, $690 thousand and $537 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
Deferred Compensation Plan: The Company's deferred compensation plan, established in 2015, covers all executive officers. Under the plan, the Company pays each participant, or his or her beneficiary, the amount of contributions deferred into the plan plus adjustments for deemed investment experience. The Company accrues a liability for the obligation under the plan. The expense incurred for deferred compensation was $350 thousand, $261 thousand and $148 thousand for the years ended December 31, 2020, 2019 and 2018, respectively, which resulted in a deferred compensation liability of $1.0 million, $676 thousand and $415 thousand as of December 31, 2020, 2019 and 2018, respectively.
NOTE 14—OFF-BALANCE SHEET ACTIVITIES
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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment. We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At December 31, 2020, the allowance for off-balance sheet risk was $490 thousand, compared to $318 thousand at December 31, 2019, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$18,269	$17,058	$16,276	$20,128
Unused lines of credit	28,898	385,307	28,723	288,086
Unused standby letters of credit and commercial letters of credit	2,340	1,992	4,895	—
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $18.3 million as of December 31, 2020, had interest rates ranging from 3.5% to 4.26% and maturities ranging from 3 years to 30 years.
NOTE 15—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of December 31, 2020, the Company and Bank met all capital adequacy requirements to which they were subject.
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
At December 31, 2020 and December 31, 2019, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under regulatory guidelines. There are no conditions or events that management believes have changed the Company or the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,938	9.30%	$70,141	4.50%	$109,108	7.00%
Bank	185,655	11.94%	69,950	4.50%	108,812	7.00%	$101,040	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$168,310	10.80%	$93,521	6.00%	$132,488	8.50%
Bank	185,655	11.94%	93,267	6.00%	132,129	8.50%	$124,356	8.00%
Total capital to risk-weighted assets:
Consolidated	$232,386	14.91%	$124,695	8.00%	$163,662	10.50%
Bank	205,127	13.20%	124,356	8.00%	163,218	10.50%	$155,446	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$168,310	6.93%	$97,200	4.00%	$97,200	4.00%
Bank	185,655	7.67%	96,809	4.00%	96,809	4.00%	$121,011	5.00%
December 31, 2019
Common equity tier 1 to risk-weighted assets:
Consolidated	$157,659	11.72%	$60,533	4.50%	$94,163	7.00%
Bank	165,199	12.27%	60,568	4.50%	94,217	7.00%	$87,487	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$157,659	11.72%	$80,711	6.00%	$114,341	8.50%
Bank	165,199	12.27%	80,757	6.00%	114,406	8.50%	$107,676	8.00%
Total capital to risk-weighted assets:
Consolidated	$215,091	15.99%	$107,615	8.00%	$141,244	10.50%
Bank	178,191	13.24%	107,676	8.00%	141,325	10.50%	$134,595	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$157,659	10.41%	$60,580	4.00%	$60,580	4.00%
Bank	165,199	10.96%	60,276	4.00%	60,276	4.00%	$75,345	5.00%
_______________________________________________________________________________
(1) Reflects the capital conservation buffer of 2.5%.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2020, the Bank had the capacity to pay the Company a dividend of up to $41.9 million without the need to obtain prior regulatory approval.
NOTE 16—FAIR VALUE
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Securities available for sale:
U.S. government sponsored entities and agencies	$26,358	$—	$26,358	$—
State and political subdivision	132,723	—	131,259	1,464
Mortgage-backed securities: residential	26,081	—	26,081	—
Mortgage-backed securities: commercial	11,918	—	11,918	—
Collateralized mortgage obligations: residential	13,446	—	13,446	—
Collateralized mortgage obligations: commercial	58,512	—	58,512	—
SBA	17,593	—	17,593	—
Asset backed securities	10,072	—	10,072	—
Corporate bonds	6,029	—	6,029	—
Total securities available for sale	302,732	—	301,268	1,464
Loans held for sale	43,482	—	43,482	—
Loans measured at fair value:
Residential real estate	8,037	—	—	8,037
Derivative assets:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	46	—	46	—
Interest rate lock commitments	2,194	—	2,194	—
Total assets at fair value	$369,006	$—	$359,505	$9,501
Derivative liabilities:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	423	—	423	—
Total liabilities at fair value	$12,938	$—	$12,938	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Securities available for sale:
State and political subdivision	$93,747	$—	$93,747	$—
Mortgage-backed securities: residential	10,565	—	10,565	—
Mortgage-backed securities: commercial	8,779	—	8,779	—
Collateralized mortgage obligations: residential	8,529	—	8,529	—
Collateralized mortgage obligations: commercial	23,181	—	23,181	—
U.S. Treasury	1,999	—	1,999	—
SBA	21,984	—	21,984	—
Asset backed securities	10,084	—	10,084	—
Corporate bonds	2,037	—	2,037	—
Total securities available for sale	$180,905	$—	$180,905	$—
Loans held for sale	13,889	—	13,889	—
Loans measured at fair value:
Residential real estate	4,063	—	—	4,063
Derivative assets:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	34	—	34	—
Interest rate lock commitments	256	—	256	—
Total assets at fair value	$203,831	$—	$199,768	$4,063
Derivative liabilities:
Customer-initiated derivatives	4,684	—	4,684	—
Forward contracts related to mortgage loans to be delivered for sale	33	—	33	—
Total liabilities at fair value	$4,717	$—	$4,717	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the years ended December 31, 2020 or 2019. The level 3 investment securities disclosed as of December 31, 2020 were acquired from Ann Arbor State Bank during the first quarter of 2020.
The following table summarizes the changes in Level 3 loans measured at fair value on a recurring basis.

	For the year ended December 31,
(Dollars in thousands)	2020	2019
Loans held for investment
Beginning balance	$4,063	$4,571
Transfers from loans held for sale	5,217	2,186
Gains:
Recorded in "Mortgage banking activities"	123	126
Repayments	(1,366)	(2,820)
Ending balance	$8,037	$4,063
There were $105 thousand loans held for investment measured at fair value that were on nonaccrual status or 90 days past due with a fair value of $109 thousand as of December 31, 2020. There were no loans held for investment that were on nonaccrual status or 90 days past due as of December 31, 2019. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. There were no loans held for sale that were on nonaccrual status or 90 days past due as of December 31, 2020 or December 31, 2019.
As of December 31, 2020 and December 31, 2019, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Aggregate fair value	$43,482	$13,889
Contractual balance	41,808	13,510
Unrealized gain	1,674	379
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Change in fair value	$1,295	$296	$1
Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
December 31, 2020
Impaired loans:
Commercial and industrial	$1,270	$1,270
Mortgage servicing rights	3,981	3,981
Total	$5,251	$5,251
December 31, 2019
Impaired loans:
Commercial real estate	$265	$265
Commercial and industrial	261	261
Mortgage servicing rights	87	87
Other real estate owned	921	921
Total	$1,534	$1,534
The Company recorded specific reserves of $95 thousand and $161 thousand to reduce the value of the impaired loans noted above at December 31, 2020 and December 31, 2019, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded chargeoffs of $315 thousand during the year ended December 31, 2020 related to the impaired loans at fair value. There were chargeoffs of $298 thousand related to impaired loans at fair value during the year ended December 31, 2019.
There were no write downs recorded in other real estate owned during the year ended December 31, 2020 or December 31, 2019.

The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at December 31, 2020 and December 31, 2019:

(Dollars in thousands)	Fair value at December 31, 2020	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,270	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-90.00%
Mortgage servicing rights	3,981	Discounted cash flow	Prepayment speed	8.71%
			Discount rate	7.75%

(Dollars in thousands)	Fair value at December 31, 2019	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$526	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-50.00%
Mortgage servicing rights	87	Discounted cash flow	Prepayment speed	13.42%
			Discount rate	8.50%
Other real estate owned	921	Appraisal of property	Discounted appraisal value	18.00-36.00%
The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at December 31, 2020 and December 31, 2019 are noted in the table below.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Financial assets:
Cash and cash equivalents	$264,071	$25,245	$238,826	$—	$264,071
Other investments	14,398	N/A	N/A	N/A	N/A
Net loans	1,701,240	—	—	1,740,093	1,740,093
Accrued interest receivable	7,511	—	1,460	6,051	7,511
Financial liabilities:
Deposits	1,963,312	—	2,022,399	—	2,022,399
Borrowings	185,684	—	192,546	—	192,546
Subordinated notes	44,592	—	45,902	—	45,902
Accrued interest payable	1,081	—	1,081	—	1,081
December 31, 2019
Financial assets:
Cash and cash equivalents	$103,930	$19,990	$83,940	$—	$103,930
Other investments	11,475	N/A	N/A	N/A	N/A
Net loans	1,214,935	—	—	1,203,639	1,203,639
Accrued interest receivable	4,403	—	1,236	3,167	4,403
Financial liabilities:
Deposits	1,135,428	—	1,138,202	—	1,138,202
Borrowings	212,225	—	212,125	—	212,125
Subordinated notes	44,440	—	47,100	—	47,100
Accrued interest payable	1,574	—	1,574	—	1,574

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
(b)Other Investments
It is not practical to determine the fair value of FHLB stock and Arctaris investment bond due to restrictions placed on their transferability.
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
NOTE 17—DERIVATIVES
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
The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$136,023	$12,515	$103,941	$4,684
Forward contracts related to mortgage loans to be delivered for sale	10,191	46	6,018	34
Interest rate lock commitments	91,531	2,194	25,519	256
Total derivatives included in other assets	$237,745	$14,755	$135,478	$4,974
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$136,023	$12,515	$103,941	$4,684
Forward contracts related to mortgage loans to be delivered for sale	92,899	423	20,633	33
Interest rate lock commitments	—	—	928	—
Total derivatives included in other liabilities	$228,922	$12,938	$125,502	$4,717

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

		For the year ended December 31,
(Dollars in thousands)	Location of Gain (Loss)	2020	2019	2018
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking activities	$(5,011)	$(509)	$(69)
Interest rate lock commitments	Mortgage banking activities	1,938	58	142
Total loss recognized in income		$(3,073)	$(451)	$73

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
December 31, 2020
Offsetting derivative assets:
Customer initiated derivatives	$12,515	$—	$12,515	$—	$—	$12,515
Offsetting derivative liabilities:
Customer initiated derivatives	12,515	—	12,515	—	15,383	(2,868)
December 31, 2019
Offsetting derivative assets:
Customer initiated derivatives	$4,684	$—	$4,684	$—	$—	$4,684
Offsetting derivative liabilities:
Customer initiated derivatives	4,684	—	4,684	—	4,375	309

NOTE 18—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$25,779	$35,210
Investment in banking subsidiary	232,671	178,240
Investment in captive insurance subsidiary	1,625	1,668
Income tax benefit	355	520
Other assets	63	99
Total assets	$260,493	$215,737
Liabilities
Subordinated notes	$44,592	$44,440
Accrued expenses and other liabilities	574	594
Total liabilities	45,166	45,034
Shareholders' equity	215,327	170,703
Total liabilities and shareholders' equity	$260,493	$215,737

Statements of Income and Comprehensive Income—Parent Company

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Income
Dividend income from bank subsidiary	$41,500	$—	$—
Dividend income from captive subsidiary	815	860	—
Total income	$42,315	$860	$—
Expenses
Interest on borrowed funds	40	4.00	—
Interest on subordinated notes	2,537	1,074	1,015
Other expenses	1,238	1,196	715
Total expenses	$3,815	$2,274	$1,730
Income (loss) before income taxes and equity in (overdistributed) undistributed net earnings of subsidiaries	38,500	(1,414)	(1,730)
Income tax benefit	781	427	425
Equity in (overdistributed) undistributed earnings of subsidiaries	(18,868)	17,098	15,691
Net income	$20,413	$16,111	$14,386
Other comprehensive income	4,590	5,344	(801)
Total comprehensive income, net of tax	$25,003	$21,455	$13,585

Statements of Cash Flows—Parent Company

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$20,413	$16,111	$14,386
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	18,868	(17,098)	(15,691)
Stock based compensation expense	101	74	314
(Increase) decrease in other assets, net	201	(205)	(45)
Increase (decrease) in other liabilities, net	59	257	(79)
Net cash provided by (used in) operating activities	39,642	(861)	(1,115)
Cash flows from investing activities
Cash used in acquisitions	(67,944)	—	—
Capital infusion to subsidiaries	—	—	(20,000)
Net cash used in investing activities	(67,944)	—	(20,000)
Cash flows from financing activities
Net proceeds from issuance of common stock related to initial public offering	—	—	29,030
Preferred stock offering, net of issuance costs	23,372	—	—
Net proceeds from issuance of subordinated debt	—	29,487	—
Share buyback - redeemed stock	(2,648)	(2,165)	—
Common stock dividends paid	(1,469)	(1,160)	(662)
Preferred stock dividends paid	(479)	—	—
Proceeds from exercised stock options	95	219	1,279
Net cash provided by financing activities	18,871	26,381	29,647
Net increase (decrease) in cash and cash equivalents	(9,431)	25,520	8,532
Beginning cash and cash equivalents	35,210	9,690	1,158
Ending cash and cash equivalents	$25,779	$35,210	$9,690

NOTE 19—EARNINGS PER COMMON SHARE
Beginning in the second quarter of 2019, the Company elected to prospectively use the two-class method in calculating earnings per share due to the unvested restricted stock awards qualifying as participating securities. The two-class method is used in the calculation of basic and diluted earnings per common share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings.
Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Company's share-based compensation plans and restricted stock awards.
The calculation of basic and diluted earnings per share using the two-class method for the years ended December 31, 2020 and 2019 was as follows:

	For the year ended December 31,
(In thousands, except per share data)	2020	2019
Net income	$20,413	$16,111
Preferred stock dividends	479	—
Net income available to common shareholders	19,934	16,111
Net income allocated to participating securities	244	159
Net income allocated to common shareholders (1)	$19,690	$15,952
Weighted average common shares - issued	7,723	7,733
Average unvested restricted share awards	(96)	(78)
Weighted average common shares outstanding - basic	7,627	7,655
Effect of dilutive securities:
Weighted average common stock equivalents	59	115
Weighted average common shares outstanding - diluted	7,686	7,770
EPS available to common shareholders
Basic earnings per common share	$2.58	$2.08
Diluted earnings per common share	$2.57	$2.05
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
For the year ended December 31, 2018, the basic and diluted earnings per share were calculated using the treasury stock method, as disclosed in the table below.

For the year ended December 31,
(In thousands, except per share data)	2018
Basic:
Net Income attributable to common shareholders	$14,386
Weighted average common shares outstanding	7,376,507
Basic earnings per share	$1.95
Diluted:
Net Income attributable to common shareholders	$14,386
Weighted average common shares outstanding	7,376,507
Add: Dilutive effects of assumed exercises of stock options	147,411
Weighted average common and dilutive potential common shares outstanding	7,523,918
Diluted earnings per common share	$1.91
Stock options for 117,334, 30,000 and 26,301 of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018, respectively, because they were antidilutive.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present the unaudited quarterly financial data for the years ended December 31, 2020 and 2019:

	For the year ended December 31, 2020
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$19,817	$20,396	$20,245	$22,181
Interest expense	4,997	4,163	3,648	3,075
Net interest income	14,820	16,233	16,597	19,106
Provision for loan losses	489	5,575	4,270	1,538
Net interest income after provision for loan losses	14,331	10,658	12,327	17,568
Noninterest income	4,690	7,789	9,125	8,110
Noninterest expense	14,562	15,083	15,126	15,461
Income before income taxes	4,459	3,364	6,326	10,217
Income tax provision	349	643	1,117	1,844
Net income	4,110	2,721	5,209	8,373
Preferred stock dividends	—	—	—	479
Net income attributable to common shareholders	$4,110	$2,721	$5,209	$7,894
Earnings per common share:
Basic	$0.53	$0.35	$0.68	$1.02
Diluted	0.53	0.35	0.67	1.02
Cash dividends declared per common share	0.05	0.05	0.05	0.05

	For the year ended December 31, 2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$17,442	$17,657	$17,983	$17,366
Interest expense	4,724	5,216	4,995	4,458
Net interest income	12,718	12,441	12,988	12,908
Provision (benefit) for loan losses	422	429	(16)	548
Net interest income after provision (benefit) for loan losses	12,296	12,012	13,004	12,360
Noninterest income	2,286	3,477	3,858	4,590
Noninterest expense	10,368	11,167	11,539	11,295
Income before income taxes	4,214	4,322	5,323	5,655
Income tax provision	747	767	914	975
Net income	$3,467	$3,555	$4,409	$4,680
Earnings per common share:
Basic	$0.45	$0.46	$0.57	$0.60
Diluted	0.44	0.45	0.56	0.60
Cash dividends declared per common share	0.04	0.04	0.04	0.04

NOTE 21—SUBSEQUENT EVENTS
Captive dissolution
As of January 19, 2021, Hamilton Court exited the pool resources relationship and was dissolved. The capital investment in Hamilton Court of $1.6 million was returned to the Company on January 20, 2021.

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
Management's annual report on internal control over financial reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide a reasonable assurance of the Company's management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our President and Chief Executive Officer and our Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act as we availed ourselves of the exemptions available to us under the JOBS Act.
Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B – Other Information
None.
PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

    Information required by this item is set forth under the headings “Proposal 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.

Item 11 - Executive Compensation

    Information required by this item is set forth under the headings "Executive Compensation," "Corporate Governance and the Board of Directors - Director Compensation," and "Corporate Governance and the Board of Directors - Compensation
Committee Interlocks and Insider Participation" appearing in the Company's Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2020. Additional information regarding stock incentive plans is presented in Note 12 to the consolidated financial statements included pursuant to Item 8 to this Form 10-K.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	335,216	$16.59	165,597
Equity compensation plans not approved by shareholders (2)	—	—	—
Total	335,216	$16.59	165,597

(1) Column (a) includes outstanding stock options granted from the Level One Bancorp, Inc. 2007 Stock Option Plan. Column (c) reflects the remaining share reserve under the Level One Bancorp, Inc. 2018 Equity Incentive Compensation Plan attributable to the initial 250,000 shares reserved for issuance.
(2) Reflects the Level One Bancorp, Inc. 2014 Equity Incentive Plan. As of December 31, 2020, there were no outstanding options, warrants or rights under the plan, and no additional awards may be granted under the plan.
Other information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.
Item 14 - Principal Accountant Fees and Services.
Information required by this item is set forth under the heading "Proposal 2 - Ratification of the Appointment of Plante & Moran, PLLC as our Independent Registered Public Accounting Firm" appearing in the Company's Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC within 120 days after December 31, 2020, which is incorporated herein by reference.

PART IV
Item 15 - Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets –December 31, 2020 and 2019
Consolidated Statements of Income – Years Ended December 31, 2020, 2019, 2018
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2020, 2019, 2018
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2020, 2019, 2018
Consolidated Statements of Cash Flows – Years Ended December 31, 2020, 2019, 2018
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

3.1	Articles of Incorporation, as amended, of Level One Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 13, 2020).

3.2	Amended and Restated Bylaws of Level One Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

4.1	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 - filed herewith.

4.2	Form of common stock certificate of Level One Bancorp, Inc. (incorporated by reference to Exhibit 4.1 the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

4.3
Indenture, dated as of December 18, 2019, between Level One Bancorp, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed December 19, 2019).

4.4	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed December 19, 2019).

4.5
Deposit Agreement, dated as of August 13, 2020, among Level One Bancorp, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the Depositary Receipts issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed August 13, 2020).

4.6	Form of Depositary Receipt (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed August 13, 2020).

10.1*
Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and Patrick Fehring (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 8, 2020).

10.2*
Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and Gregory Wernette (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 8, 2020).

10.3*
Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and David Walker (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 8, 2020).

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

10.6*
Amendment to the Level One Bancorp, Inc. 2007 Stock Option Plan, dated August 29, 2017 (incorporated by reference to Exhibit 10.6 to the Company's registration on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.7*
Form of Nonqualified Stock Option Agreement under the Level One Bancorp, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

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

10.17*
Form of Level One Bank Supplemental Executive Retirement Plan Amendment by Level One Bank and acknowledged by each of Patrick J. Fehring, David C. Walker, Gregory A. Wernette, Timothy R. Mackay, Eva D. Scurlock and Melanie C. Barrett (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K filed March 13, 2020).

21.1	Subsidiaries of Level One Bancorp, Inc. - filed herewith.

23.1	Consent of Plante & Moran, PLLC - filed herewith.

23.2	Consent of Crowe LLP - filed herewith.

31.1	Principal Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Principal Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Principal Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial information from the Company’s Annual Report on Form 10-K for the year ended
December 31, 2020, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of
Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v)
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

Level One Bancorp, Inc.

Date: March 12, 2021	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: March 12, 2021	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. FEHRING	Director, President and Chief Executive Officer	March 12, 2021
Patrick J. Fehring	(principal executive officer)

/s/ DAVID C. WALKER	Executive Vice President and Chief Financial Officer	March 12, 2021
David C. Walker	(principal financial officer)

/s/ BARBARA A. FELTS	Controller	March 12, 2021
Barbara A. Felts	(principal accounting officer)

/s/ BARBARA E. ALLUSHUSKI	Director	March 12, 2021
Barbara E. Allushuski

/s/ VICTOR L. ANSARA	Director	March 12, 2021
Victor L. Ansara

/s/ JAMES L. BELLINSON	Director	March 12, 2021
James L. Bellinson

/s/ MICHAEL A. BRILLATI	Director	March 12, 2021
Michael A. Brillati

/s/ SHUKRI W. DAVID	Director	March 12, 2021
Shukri W. David

/s/ THOMAS A. FABBRI	Director	March 12, 2021
Thomas A. Fabbri

/s/ JACOB W. HAAS	Director	March 12, 2021
Jacob W. Haas

/s/ MARK J. HERMAN	Director	March 12, 2021
Mark J. Herman

/s/ STEVEN H. RIVERA	Director	March 12, 2021
Steven H. Rivera

/s/ STEFAN WANCZYK	Director	March 12, 2021
Stefan Wanczyk