Form 10-Q
period 2021-03-31
Level One Bancorp Inc
filed 2021-05-07
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of April 30, 2021, the number of shares outstanding of the registrant’s common stock, no par value, was 7,629,156 shares.

Level One Bancorp, Inc.

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(Dollars in thousands, except per share data)	(Unaudited)
Assets
Cash and cash equivalents	$224,683	$264,071
Securities available-for-sale	346,266	302,732
Other investments	14,398	14,398
Mortgage loans held for sale, at fair value	19,550	43,482
Loans:
Originated loans	1,647,847	1,498,458
Acquired loans	213,844	225,079
Total loans	1,861,691	1,723,537
Less: Allowance for loan losses	(22,578)	(22,297)
Net loans	1,839,113	1,701,240
Premises and equipment, net	15,523	15,834
Goodwill	35,554	35,554
Mortgage servicing rights, net	4,346	3,361
Core deposit intangibles, net	3,028	3,196
Bank-owned life insurance	18,314	18,200
Income tax benefit	5,823	3,686
Interest receivable and other assets	46,128	37,228
Total assets	$2,572,726	$2,442,982
Liabilities
Deposits:
Noninterest-bearing demand deposits	$744,688	$618,677
Interest-bearing demand deposits	140,629	127,920
Money market and savings deposits	652,091	619,900
Time deposits	556,557	596,815
Total deposits	2,093,965	1,963,312
Borrowings	186,440	185,684
Subordinated notes	44,600	44,592
Other liabilities	30,534	34,067
Total liabilities	2,355,539	2,227,655
Shareholders' equity
Preferred stock, no par value per share; authorized—50,000 shares; issued and outstanding—10,000 shares, with a liquidation preference of $2,500 per share, at March 31, 2021 and December 31, 2020	23,372	23,372
Common stock, no par value per share; authorized—20,000,000 shares; issued and outstanding—7,630,342 shares at March 31, 2021 and 7,633,780 shares at December 31, 2020	86,529	87,615
Retained earnings	104,191	96,158
Accumulated other comprehensive income, net of tax	3,095	8,182
Total shareholders' equity	217,187	215,327
Total liabilities and shareholders' equity	$2,572,726	$2,442,982
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	For the three months ended March 31,
(In thousands, except per share data)	2021	2020
Interest income
Originated loans, including fees	$16,822	$14,039
Acquired loans, including fees	3,101	4,089
Securities:
Taxable	850	684
Tax-exempt	623	611
Federal funds sold and other investments	155	394
Total interest income	21,551	19,817
Interest Expense
Deposits	1,387	3,832
Borrowed funds	466	530
Subordinated notes	541	635
Total interest expense	2,394	4,997
Net interest income	19,157	14,820
Provision expense for loan losses	265	489
Net interest income after provision for loan losses	18,892	14,331
Noninterest income
Service charges on deposits	777	634
Net gain on sales of securities	20	529
Mortgage banking activities	5,811	2,588
Other charges and fees	670	939
Total noninterest income	7,278	4,690
Noninterest expense
Salary and employee benefits	9,922	8,630
Occupancy and equipment expense	1,708	1,528
Professional service fees	643	392
Acquisition and due diligence fees	—	1,471
FDIC premium expense	324	211
Marketing expense	133	222
Loan processing expense	331	234
Data processing expense	1,224	847
Core deposit premium amortization	168	192
Other expense	686	835
Total noninterest expense	15,139	14,562
Income before income taxes	11,031	4,459
Income tax provision	2,072	349
Net income	$8,959	$4,110
Preferred stock dividends	469	—
Net income attributable to common shareholders	$8,490	$4,110
Per common share data:
Basic earnings per common share	$1.11	$0.53
Diluted earnings per common share	$1.10	$0.53
Cash dividends declared per common share	$0.06	$0.05
Weighted average common shares outstanding—basic	7,528	7,637
Weighted average common shares outstanding—diluted	7,612	7,738
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Net income	$8,959	$4,110
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(6,419)	2,749
Reclassification adjustment for gains included in income	(20)	(529)
Tax effect(1)	1,352	(443)
Net unrealized gains (losses) on securities available-for-sale, net of tax	(5,087)	1,777
Total comprehensive income, net of tax	$3,872	$5,887
(1) Includes $4 thousand and $111 thousand of tax expense related to reclassification for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (UNAUDITED)

(In thousands, except per share data)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2019	$—	$89,345	$77,766	$3,592	$170,703
Net income	—	—	4,110	—	4,110
Other comprehensive income	—	—	—	1,777	1,777
Redeemed Stock (25,256 shares)	—	(620)	—	—	(620)
Common stock dividends declared ($0.05 per share)	—	—	(387)	—	(387)
Exercise of stock options (6,500 shares)	—	61	—	—	61
Stock-based compensation expense, net of tax impact	—	124	—	—	124
Balance at March 31, 2020	$—	$88,910	$81,489	$5,369	$175,768

Balance at December 31, 2020	$23,372	$87,615	$96,158	$8,182	$215,327
Net income	—	—	8,959	—	8,959
Other comprehensive income	—	—	—	(5,087)	(5,087)
Redeemed stock (59,645 shares)	—	(1,364)	—	—	(1,364)
Dividends on 7.50% Series B Preferred Stock	—	—	(469)	—	(469)
Common stock dividends declared ($0.06 per share)	—	—	(457)	—	(457)
Exercise of stock options (23,800 shares)	—	243	—	—	243
Stock-based compensation expense, net of tax impact	—	35	—	—	35
Balance at March 31, 2021	$23,372	$86,529	$104,191	$3,095	$217,187
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$8,959	$4,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	402	413
Amortization of core deposit intangibles	168	192
Stock-based compensation expense	134	188
Provision expense for loan losses	265	489
Net securities premium amortization	714	502
Net gain on sales of securities	(20)	(529)
Originations of loans held for sale	(155,584)	(90,076)
Proceeds from sales of loans	181,735	88,516
Net gain on sales of loans	(5,369)	(2,403)
Accretion on acquired purchase credit impaired loans	(402)	(443)
Increase in cash surrender value of life insurance	(114)	(118)
Amortization of debt issuance costs	8	7
Deferred income tax (benefit) expense	(1,159)	144
Net increase in accrued interest receivable and other assets	(9,450)	(14,203)
Net increase (decrease) in accrued interest payable and other liabilities	(2,379)	6,853
Net cash provided by (used in) operating activities	17,908	(6,358)
Cash flows from investing activities
Net increase in loans	(135,877)	(16,005)
Principal payments on securities available-for-sale	7,384	4,477
Purchases of securities available-for-sale	(59,093)	(35,950)
Additions to premises and equipment	(91)	(844)
Proceeds from:
Sale and call of securities available-for-sale	1,042	31,370
Net cash used in acquisition	—	(29,464)
Net cash used in investing activities	(186,635)	(46,416)
Cash flows from financing activities
Net increase in deposits	130,653	70,360
Change in short-term borrowings	789	(40,675)
Issuances of long-term borrowings	—	24,975
Repayment of long-term borrowings	(27)	—
Change in secured borrowing	(6)	(17)
Share buyback - redeemed stock	(1,364)	(620)
Preferred stock dividends paid	(469)	—
Common stock dividends paid	(381)	(309)
Proceeds from exercised stock options	243	61
Payments related to tax-withholding for share based compensation awards	(99)	(64)
Net cash provided by financing activities	129,339	53,711
Net change in cash and cash equivalents	(39,388)	937
Beginning cash and cash equivalents	264,071	103,930
Ending cash and cash equivalents	$224,683	$104,867

Supplemental disclosure of cash flow information:
Interest paid	$2,309	$4,511
Taxes paid	35	40
Transfer from loans held for sale to loans held for investment	2,233	40
Transfer from loans to other real estate owned	—	1,172
Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Assets acquired—Ann Arbor State Bank	$—	$324,465
Liabilities assumed—Ann Arbor State Bank	—	283,350
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the “Company,” “Level One,” “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. In addition to the Company headquarters, as of March 31, 2021, its wholly owned bank subsidiary, Level One Bank (the "Bank"), had 17 offices, including 11 banking centers (our full service branches) in Metro Detroit, one banking center in Grand Rapids, one banking center in Jackson, three banking centers in Ann Arbor and one mortgage loan production office in Ann Arbor.
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
Hamilton Court Insurance Company ("Hamilton Court") was a wholly owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company and the Bank and reinsurance to ten other third party insurance captives for which insurance may not be available or economically feasible in the insurance marketplace. Hamilton Court was designed to insure the risks of the Company and the Bank by providing additional insurance coverage for deductibles, excess limits and uninsured exposures. Hamilton Court was incorporated in Nevada. Hamilton Court Insurance Company exited the pool resources relationship to which it was previously a member and was dissolved in the first quarter of 2021.
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
Merger with Ann Arbor Bancorp, Inc.:
On January 2, 2020, the Company completed its acquisition of Ann Arbor Bancorp, Inc. (“AAB”) and its wholly owned subsidiary, Ann Arbor State Bank. The Company paid aggregate consideration of approximately $67.9 million in cash.
Basis of Presentation and Principles of Consolidation:
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K, filed with the SEC on March 12, 2021.
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries after elimination of significant intercompany transactions and accounts.
Use of Estimates:
To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore, future results could differ. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), as supplemented by the Consolidated Appropriations Act, 2021, provided for among other things, a small business lending program to originate paycheck protection loans and temporary relief for financial institutions related to troubled debt restructurings. Actual results may differ from those estimates.
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
The guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and is to be applied under an optional transition method. The Company is planning to adopt this new guidance within the time frame noted above. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements but does not expect that the adoption will have a material impact. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption.
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
The guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements, current systems and processes. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Company is planning to adopt this new guidance within the time frame noted above.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" to provide guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and only applies to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In addition, the ASU provides optional expedients for applying the requirements of certain topics or industry subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. The ASU allows companies to apply the standard as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company is currently assessing the impact of this guidance to its financial statements; however, the impact is not expected to be material.
NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
U.S. government sponsored entities & agencies	$26,558	$80	$(1,014)	$25,624
State and political subdivision	137,603	6,935	(1,006)	143,532
Mortgage-backed securities: residential	23,377	171	(188)	23,360
Mortgage-backed securities: commercial	24,604	371	(590)	24,385
Collateralized mortgage obligations: residential	11,942	142	(12)	12,072
Collateralized mortgage obligations: commercial	56,137	782	(1,092)	55,827
U.S. Treasury	29,278	—	(494)	28,784
SBA	16,719	60	(93)	16,686
Asset backed securities	10,131	2	(76)	10,057
Corporate bonds	5,999	16	(76)	5,939
Total available-for-sale	$342,348	$8,559	$(4,641)	$346,266
December 31, 2020
U.S. government sponsored entities & agencies	$26,575	$103	$(320)	$26,358
State and political subdivision	124,053	8,751	(81)	132,723
Mortgage-backed securities: residential	25,729	352	—	26,081
Mortgage-backed securities: commercial	11,434	484	—	11,918
Collateralized mortgage obligations: residential	13,320	138	(12)	13,446
Collateralized mortgage obligations: commercial	57,398	1,206	(92)	58,512
SBA	17,639	61	(107)	17,593
Asset backed securities	10,229	—	(157)	10,072
Corporate bonds	5,998	34	(3)	6,029
Total available-for-sale	$292,375	$11,129	$(772)	$302,732
The proceeds from sales and calls of securities and the associated gains and losses for the three months ended March 31, 2021 and 2020 are as follows:

(Dollars in thousands)	For the three months ended March 31,
	2021	2020
Proceeds	$1,042	$31,370
Gross gains	20	538
Gross losses	—	(9)

The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$8,190	$8,231
One to five years	28,676	29,422
Five to ten years	147,342	146,495
Beyond ten years	158,140	162,118
Total	$342,348	$346,266
Securities pledged at March 31, 2021 and December 31, 2020 had a carrying amount of $95.8 million and $98.7 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of March 31, 2021, the Bank held 67 tax-exempt state and local municipal securities totaling $51.7 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at March 31, 2021 and December 31, 2020 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
March 31, 2021
Available-for-sale
U.S. government sponsored entities & agencies	$18,986	$(1,014)	$—	$—	$18,986	$(1,014)
State and political subdivision	32,812	(1,006)	—	—	32,812	(1,006)
Mortgage-backed securities: residential	16,476	(188)	8	—	16,484	(188)
Mortgage-backed securities: commercial	16,195	(590)	—	—	16,195	(590)
Collateralized mortgage obligations: residential	—	—	1,044	(12)	1,044	(12)
Collateralized mortgage obligations: commercial	31,143	(1,092)	—	—	31,143	(1,092)
U.S. Treasury	28,784	(494)	—	—	28,784	(494)
SBA	—	—	10,698	(93)	10,698	(93)
Asset backed securities	—	—	7,107	(76)	7,107	(76)
Corporate bonds	3,924	(76)	—	—	3,924	(76)
Total available-for-sale	$148,320	$(4,460)	$18,857	$(181)	$167,177	$(4,641)
December 31, 2020
Available-for-sale
U.S. government sponsored entities & agencies	$19,680	$(320)	$—	$—	$19,680	$(320)
State and political subdivision	4,880	(81)	—	—	4,880	(81)
Collateralized mortgage obligations: residential	—	—	1,109	(12)	1,109	(12)
Collateralized mortgage obligations: commercial	26,477	(92)	—	—	26,477	(92)
SBA	—	—	12,209	(107)	12,209	(107)
Asset backed securities	—	—	10,072	(157)	10,072	(157)
Corporate bonds	2,497	(3)	—	—	2,497	(3)
Total available-for-sale	$53,534	$(496)	$23,390	$(276)	$76,924	$(772)
As of March 31, 2021, the Company's investment portfolio consisted of 320 securities, 57 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The

Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021.
NOTE 3—LOANS
The following table presents the recorded investment in loans at March 31, 2021 and December 31, 2020. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
March 31, 2021
Commercial real estate	$622,185	$127,680	$749,865
Commercial and industrial	739,906	54,190	794,096
Residential real estate	285,058	31,031	316,089
Consumer	698	943	1,641
Total	$1,647,847	$213,844	$1,861,691
December 31, 2020
Commercial real estate	$587,631	$133,201	$720,832
Commercial and industrial	629,434	56,070	685,504
Residential real estate	280,645	34,831	315,476
Consumer	748	977	1,725
Total	$1,498,458	$225,079	$1,723,537
At March 31, 2021 and December 31, 2020, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $19.6 million and $43.5 million, respectively. During the three months ended March 31, 2021 and 2020, the Company sold residential real estate loans with proceeds totaling $181.7 million and $88.5 million, respectively. At March 31, 2021 and December 31, 2020, $405.8 million and $290.1 million, respectively, of PPP loans were included in the commercial and industrial loan balance.
Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued and other real estate owned obtained through foreclosure and other repossessed assets. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded at their net realizable value based on the principal and interest the Company expects to collect on these loans. There were $7 thousand and $12 thousand in commitments to lend additional funds to borrowers whose loans were classified as nonaccrual as of March 31, 2021 and December 31, 2020, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans:
Commercial real estate	$4,542	$7,320
Commercial and industrial	6,822	7,490
Residential real estate	3,987	3,991
Consumer	13	15
Total nonaccrual loans	15,364	18,816
Total nonperforming assets	$15,364	$18,816
Loans 90 days or more past due and still accruing	$328	$269
At March 31, 2021 and December 31, 2020, the loans that were 90 days or more past due and still accruing were PCI loans or loans that were well-secured and in the process of extension.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
March 31, 2021
Commercial real estate	$741,778	$7,795	$292	$—	$749,865
Commercial and industrial	791,975	1,016	896	209	794,096
Residential real estate	313,031	1,038	155	1,865	316,089
Consumer	1,640	—	—	1	1,641
Total	$1,848,424	$9,849	$1,343	$2,075	$1,861,691
December 31, 2020
Commercial real estate	$714,196	$4,863	$1,773	$—	$720,832
Commercial and industrial	681,106	893	3,505	—	685,504
Residential real estate	305,800	5,420	1,110	3,146	315,476
Consumer	1,723	—	—	2	1,725
Total	$1,702,825	$11,176	$6,388	$3,148	$1,723,537
Impaired Loans:
Information as to impaired loans, excluding PCI loans, was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans	$15,364	$18,816
Performing troubled debt restructurings:
Commercial and industrial	335	546
Residential real estate	430	432
Total performing troubled debt restructurings	765	978
Total impaired loans, excluding purchase credit impaired loans	$16,129	$19,794
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
The CARES Act was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for financial institutions related to troubled debt restructurings. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends the relief related to troubled debt restructurings to the earlier of January 1, 2022 or 60 days after the national emergency termination date. As a result of the COVID-19 pandemic, the Company is currently working with borrowers to provide short-term payment modifications. Any short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs based on interagency guidance. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of March 31, 2021, we had $22.2 million of loans that remained on a COVID-related deferral of which $10.7 million of loans had payments deferred greater than six months. The $10.7 million of loans were primarily commercial loans and represented 0.57% of our total loan portfolio. In addition, $2.2 million of those loans deferred greater than six months were moved to nonaccrual. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. The Company’s modification programs are designed to provide temporary relief for current borrowers affected by the COVID-19 pandemic. The Company has presumed that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.
As of March 31, 2021 and December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $7.6 million and $4.8 million, respectively. The Company allocated a specific reserve of $431 thousand for those loans at March 31, 2021 and a specific reserve of $317 thousand for those loans at December 31, 2020. The Company had not committed to lend additional amounts to borrowers whose loans have been modified. As of March 31, 2021, there were $6.8 million of nonperforming TDRs and $765 thousand of performing TDRs included in impaired loans. As of December 31, 2020, there were $3.8 million of nonperforming TDRs and $978 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified as TDRs during the three months ended March 31, 2021 by type of concession granted. There were no loans modified as TDRs during the three months ended March 31, 2020. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
Three months ended March 31, 2021
Commercial real estate	$—	$—	$444	1	$444	$—	$—
Commercial and industrial	—	—	2,445	2	2,445	—	—
Total	$—	$—	$2,889	3	$2,889	$—	$—
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified as TDRs during the twelve months ended March 31, 2021 and 2020 for which there was a subsequent payment default, including the recorded investment as of the period end. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended March 31, 2021
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	2	$1,622	$—
Total	2	$1,622	$—

	For the three months ended March 31, 2020
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial and industrial	1	$—	$12
Total	1	$—	$12
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2021
Commercial real estate	$718,724	$20,692	$9,935	$514	$749,865
Commercial and industrial	733,620	39,765	20,137	574	794,096
Total	$1,452,344	$60,457	$30,072	$1,088	$1,543,961
December 31, 2020
Commercial real estate	$685,690	$21,570	$13,045	$527	$720,832
Commercial and industrial	637,285	25,727	21,876	616	685,504
Total	$1,322,975	$47,297	$34,921	$1,143	$1,406,336
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2021
Residential real estate	$312,102	$3,987	$316,089
Consumer	1,628	13	1,641
Total	$313,730	$4,000	$317,730
December 31, 2020
Residential real estate	$311,485	$3,991	$315,476
Consumer	1,710	15	1,725
Total	$313,195	$4,006	$317,201

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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
March 31, 2021
Commercial real estate	$4,897	$1,750
Commercial and industrial	488	142
Residential real estate	3,945	2,961
Total PCI loans	$9,330	$4,853
December 31, 2020
Commercial real estate	$5,109	$1,773
Commercial and industrial	643	274
Residential real estate	4,017	2,949
Total PCI loans	$9,769	$4,996
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Accretable yield at beginning of period	$7,097	$9,141
Additions due to acquisitions	—	35
Accretion of income	(402)	(443)
Accretable yield at end of period	$6,695	$8,733
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of March 31, 2021, the Company had five PCI loan pools and 10 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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
Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
March 31, 2021
Individually evaluated impaired loans:
Commercial real estate	$4,542	$—	$4,542	$4,737	$—
Commercial and industrial	6,308	1,301	7,609	8,336	421
Residential real estate	1,013	953	1,966	2,443	79
Total	$11,863	$2,254	$14,117	$15,516	$500
December 31, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,320	$—	$7,320	$7,720	$—
Commercial and industrial	7,964	630	8,594	9,208	307
Residential real estate	2,153	192	2,345	2,447	25
Total	$17,437	$822	$18,259	$19,375	$332

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended March 31, 2021
Individually evaluated impaired loans:
Commercial real estate	$6,596	$—	$302
Commercial and industrial	8,282	9	—
Residential real estate	2,251	6	—
Total	$17,129	$15	$302
For the three months ended March 31, 2020
Individually evaluated impaired loans:
Commercial real estate	$4,015	$—	$—
Commercial and industrial	10,998	11	18
Residential real estate	1,383	9	—
Total	$16,396	$20	$18

Activity in the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended March 31, 2021
Allowance for loan losses:
Beginning balance	$9,975	$8,786	$3,527	$9	$22,297
Provision expense (benefit) for loan losses	536	(260)	(13)	2	265
Gross chargeoffs	—	(11)	—	(6)	(17)
Recoveries	—	10	20	3	33
Net (chargeoffs) recoveries	—	(1)	20	(3)	16
Ending allowance for loan losses	$10,511	$8,525	$3,534	$8	$22,578
For the three months ended March 31, 2020
Allowance for loan losses:
Beginning balance	$5,773	$5,515	$1,384	$2	$12,674
Provision for loan losses	350	87	23	29	489
Gross chargeoffs	—	(187)	—	(31)	(218)
Recoveries	—	8	34	2	44
Net (chargeoffs) recoveries	—	(179)	34	(29)	(174)
Ending allowance for loan losses	$6,123	$5,423	$1,441	$2	$12,989

Allocation of the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
March 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$421	$79	$—	$500
Collectively evaluated for impairment	10,088	8,090	3,226	8	21,412
Acquired with deteriorated credit quality	423	14	229	—	666
Ending allowance for loan losses	$10,511	$8,525	$3,534	$8	$22,578
Balance of loans:
Individually evaluated for impairment	$4,542	$7,609	$1,966	$—	$14,117
Collectively evaluated for impairment	743,573	786,345	311,162	1,641	1,842,721
Acquired with deteriorated credit quality	1,750	142	2,961	—	4,853
Total loans	$749,865	$794,096	$316,089	$1,641	$1,861,691
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$—	$307	$25	$—	$332
Collectively evaluated for impairment	9,550	8,465	3,273	9	21,297
Acquired with deteriorated credit quality	425	14	229	—	668
Ending allowance for loan losses	$9,975	$8,786	$3,527	$9	$22,297
Balance of loans:
Individually evaluated for impairment	$7,320	$8,594	$2,345	$—	$18,259
Collectively evaluated for impairment	711,739	676,636	310,182	1,725	1,700,282
Acquired with deteriorated credit quality	1,773	274	2,949	—	4,996
Total loans	$720,832	$685,504	$315,476	$1,725	$1,723,537

NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Land	$3,514	$3,514
Buildings	10,656	10,656
Leasehold improvements	3,017	3,017
Furniture, fixtures and equipment	7,866	7,786
Total premises and equipment	$25,053	$24,973
Less: Accumulated depreciation	9,530	9,139
Net premises and equipment	$15,523	$15,834
Depreciation expense was $402 thousand and $413 thousand for the three months ended March 31, 2021 and 2020, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $451 thousand and $461 thousand for the three months ended March 31, 2021 and 2020, respectively.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill of $4.6 million, $4.8 million, and $26.2 million, respectively. Total goodwill was $35.6 million at March 31, 2021 at December 31, 2020.
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
Since the price of our stock did not fully recover during the third quarter of 2020, the Company engaged a reputable, third-party valuation firm to perform a quantitative analysis of goodwill as of August 31, 2020 ("the valuation date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events on financial performance; the market price of our common stock and other relevant events. In addition, the valuation relied on financial projections through 2023 and growth rates prepared by management. Based on the valuation prepared, it was determined that the Company's estimated fair value of the reporting unit at August 31, 2020 was greater than its book value and impairment of goodwill was not required.
The Company completed its annual goodwill impairment review as of October 1, 2020, noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net Small Business Administration ("SBA") fees related to Paycheck Protection Program ("PPP") loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and October 1, 2020. Management also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through March 31, 2021, the stock was trading above book value as of March 31, 2021, and it is more likely than not that there was no goodwill impairment as of March 31, 2021.
Intangible Assets:    The Company recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.

The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Gross carrying amount	$5,708	$5,708
Accumulated amortization	(2,680)	(2,512)
Net Intangible	$3,028	$3,196
Amortization expense for the CDIs was $168 thousand and $192 thousand for the three months ended March 31, 2021 and 2020, respectively.
NOTE 7—MORTGAGE SERVICING RIGHTS, NET
The Company has recorded a mortgage servicing rights asset for residential real estate mortgage loans that are sold to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization or estimated fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The unpaid principal balance of these loans at March 31, 2021 and December 31, 2020 was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Residential real estate mortgage loan portfolios serviced for:
FNMA	$445,701	$320,467
Custodial escrow balances maintained with these serviced loans were $4.2 million and $1.9 million at March 31, 2021 and December 31, 2020, respectively.
Activity for mortgage servicing rights was as follows for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Mortgage servicing rights:
Balance, beginning of period	$3,361	$76
Originated servicing	5,210	142
Amortization	(4,225)	(5)
Balance, end of period	4,346	213
Valuation allowance:
Balance, beginning of period	—	—
Additions	—	17
Balance, end of period	—	17
Mortgage servicing rights, net	$4,346	$196
Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance was $(228) thousand and $(28) thousand for the three months ended March 31, 2021 and 2020, respectively.
The Company recorded a valuation allowance of $17 thousand related to mortgage servicing rights during the first quarter of 2020. There was no valuation allowance related to mortgage servicing rights during the three months ended March 31, 2021.
The fair value of mortgage servicing rights was $5.9 million and $4.0 million at March 31, 2021 and December 31, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. The fair value at March 31, 2021 was determined using a discount rate of 7.75% and prepayment speeds ranging from 7.15% to 10.28%, depending on the stratification of the specific rights. The fair value at December 31, 2020 was determined using a discount rate of 7.75% and prepayment speeds ranging from 8.44% to 10.41%, depending on the stratification of the specific right.

NOTE 8—BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase	$3,993	0.25%	$3,204	0.30%
Total short-term borrowings	3,993	0.25	3,204	0.30
Long-term debt:
Secured borrowing due in 2022	1,298	1.00	1,304	1.00
FHLB advances due in 2022 to 2029(2)	181,149	1.09	181,176	1.09
Subordinated notes due in 2025 and 2029(3)	44,600	5.29	44,592	5.29
Total long-term debt	227,047	1.91	227,072	1.91
Total short-term and long-term borrowings	$231,040	1.88%	$230,276	1.89%
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At March 31, 2021, the long-term FHLB advances consisted of 0.42% - 2.93% fixed rate notes and can be called through 2024 without penalty by the issuer. The March 31, 2021 balance includes FHLB advances of $181.0 million and purchase accounting premiums of $148 thousand. The December 31, 2020 balance includes FHLB advances of $181.0 million and purchase accounting premiums of $176 thousand.
(3) The March 31, 2021 balance includes subordinated notes of $45.0 million and debt issuance costs of $400 thousand. The December 31, 2020 balance includes subordinated notes of $45.0 million and debt issuance costs of $408 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The $181.0 million of long-term FHLB advances as of March 31, 2021 were secured by a blanket lien on $529.4 million of real estate-related loans. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $179.8 million from the FHLB at March 31, 2021. In addition, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.1 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of March 31, 2021 and December 31, 2020.
At March 31, 2021, the Company had $4.0 million of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $4.6 million at March 31, 2021.
The Company had a secured borrowing of $1.3 million as of March 31, 2021 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
At March 31, 2021, the Company had $45.0 million outstanding subordinated notes and $400 thousand of debt issuance costs. The debt issuance costs are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
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

The Company has a short term line of credit of $30.0 million with Comerica Bank with a fixed interest rate of 4.05% per annum and a commitment fee of 0.20% on the average daily balance of the unused portion of the line of credit. As of March 31, 2021, the Company had no balance on the Comerica Bank line of credit. The Company participates in the PPP and also has the ability to borrow from the Federal Reserve's special purpose Paycheck Protection Program Liquidity Facility ("PPPLF") for additional funding. At March 31, 2021, the Company had no borrowings from the PPPLF.
NOTE 9—INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2017 tax return year and forward.
A reconciliation of expected income tax expense using the federal statutory rate of 21% as of March 31, 2021 and 2020 and actual income tax expense is as follows:

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Income tax expense based on federal corporate tax rate	$2,317	$936
Changes resulting from:
Tax-exempt income	(147)	(150)
Net operating loss carryback due to CARES Act	—	(290)
Disqualified dispositions from stock options	—	(175)
Other, net	(98)	28
Income tax expense	$2,072	$349
In March 2020, the United States government approved the CARES Act, allowing companies to carryback net operating losses generated in 2018 through 2020 for five years to periods in which the tax rate was higher. Ann Arbor State Bank had a net operating loss ("NOL") of approximately $2.2 million generated on its 2020 short tax return which resulted in an increase in value of the NOL (which is part of the deferred tax assets) and therefore a $290 thousand tax benefit to be recognized during the first quarter of 2020. Additionally, disqualified dispositions of Ann Arbor State Bank’s stock options generated a $175 thousand tax benefit in the first quarter of 2020.
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
The Company reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the three months ended March 31, 2021 and 2020, the Company issued 40,420 and 38,170 restricted stock awards, respectively, under the 2018 Plan. There were 130,927 shares available for issuance as of March 31, 2021.
Stock Options
As of March 31, 2021, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the three months ended March 31, 2021 or March 31, 2020.

The summary of our stock option activity for the three months ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of period	345,218	$16.83	4.1
Exercised	(23,800)	10.19
Forfeited	(1,500)	10.00
Options outstanding, end of period	319,918	17.36	4.1
Options exercisable	319,918	$17.36	4.1
The aggregate intrinsic value was $2.7 million for both options outstanding and exercisable as of March 31, 2021. As of March 31, 2021, there was no unrecognized compensation cost related to stock options granted under the Stock Option Plan.
Share-based compensation expense charged against income was $6 thousand and $11 thousand for the three months ended March 31, 2021 and 2020, respectively.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the three months ended March 31, 2021 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	93,270	$24.75
Granted	40,420	21.22
Vested	(17,970)	24.80
Forfeited	(3,700)	27.44
Nonvested at March 31, 2021	112,020	$23.38
As of March 31, 2021, there was $1.6 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan. The cost is expected to be recognized over a weighted average period of 2.13 years. The total fair value of shares vested during the three months ended March 31, 2021 was $446 thousand.
Total expense for restricted stock awards totaled $128 thousand and $177 thousand for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, there was $99 thousand and $64 thousand, respectively, of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
NOTE 11—OFF-BALANCE SHEET ACTIVITIES
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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment. We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At March 31, 2021, the allowance for off-balance sheet risk was $355 thousand, compared to $490 thousand at December 31, 2020, and was included in "Other liabilities" on our consolidated balance sheets.

A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$8,226	$10,705	$18,269	$17,058
Unused lines of credit	222,795	218,490	28,898	385,307
Unused standby letters of credit and commercial letters of credit	1,791	3,669	2,340	1,992
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $8.2 million as of March 31, 2021, had interest rates ranging from 3.8% to 5.50% and maturities ranging from 1 year to 20 years.

NOTE 12—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2021, the Company and Bank met all capital adequacy requirements to which they were subject.
The Basel III rules require the Company and the Bank to maintain a capital conservation buffer of common equity Tier 1 capital of 2.5% above the minimum risk-weighted assets ratios.
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
At March 31, 2021 and December 31, 2020, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under regulatory guidelines. There are no conditions or events that management believes have changed the Company or the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Common equity tier 1 to risk-weighted assets:
Consolidated	$152,016	9.63%	$71,061	4.50%	$110,539	7.00%
Bank	195,309	12.37%	71,044	4.50%	110,513	7.00%	$102,619	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$175,388	11.11%	$94,747	6.00%	$134,225	8.50%
Bank	195,309	12.37%	94,725	6.00%	134,194	8.50%	$126,300	8.00%
Total capital to risk-weighted assets:
Consolidated	$239,767	15.18%	$126,330	8.00%	$165,808	10.50%
Bank	215,093	13.62%	126,300	8.00%	165,769	10.50%	$157,876	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$175,388	7.15%	$98,149	4.00%	$98,149	4.00%
Bank	195,309	7.99%	97,825	4.00%	97,825	4.00%	$122,281	5.00%
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,938	9.30%	$70,141	4.50%	$109,108	7.00%
Bank	185,655	11.94%	69,950	4.50%	108,812	7.00%	$101,040	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$168,310	10.80%	$93,521	6.00%	$132,488	8.50%
Bank	185,655	11.94%	93,267	6.00%	132,129	8.50%	$124,356	8.00%
Total capital to risk-weighted assets:
Consolidated	$232,386	14.91%	$124,695	8.00%	$163,662	10.50%
Bank	205,127	13.20%	124,356	8.00%	163,218	10.50%	$155,446	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$168,310	6.93%	$97,200	4.00%	$97,200	4.00%
Bank	185,655	7.67%	96,809	4.00%	96,809	4.00%	$121,011	5.00%
(1) Reflects the capital conservation buffer of 2.5% for risk-weighted asset ratios.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2021, the Bank had the capacity to pay the Company a dividend of up to $49.3 million without the need to obtain prior regulatory approval.
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
Loans Measured at Fair Value:   During the normal course of business, loans originated with the initial intention to sell, but not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment at fair value as the Company adopted the fair value option at origination. The fair value of these loans is determined by obtaining fair value pricing from a third-party software, and then layering an additional adjustment, ranging from 5 to 75 basis points, as determined by management, depending on the reason for the transfer from loans held for sale. Loans are also evaluated for further credit deterioration and additional credit adjustments are applied to the loan as necessary. Due to the adjustments made, the Company classifies the loans transferred from loans held for sale as recurring Level 3.
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
Impaired Loans:   Impaired loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and trouble debt restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. The fair value of impaired loans is estimated using one of several methods, including the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business. Such adjustments are considered unobservable, and the fair value measurement is categorized as a Level 3 measurement.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Securities available for sale:
U.S. government sponsored entities and agencies	$25,624	$—	$25,624	$—
State and political subdivision	143,532	—	142,266	1,266
Mortgage-backed securities: residential	23,360	—	23,360	—
Mortgage-backed securities: commercial	24,385	—	24,385	—
Collateralized mortgage obligations: residential	12,072	—	12,072	—
Collateralized mortgage obligations: commercial	55,827	—	55,827	—
U.S. Treasury	28,784	—	28,784	—
SBA	16,686	—	16,686	—
Asset backed securities	10,057	—	10,057	—
Corporate bonds	5,939	—	5,939	—
Total securities available for sale	346,266	—	345,000	1,266
Loans held for sale	19,550	—	19,550	—
Loans measured at fair value:
Residential real estate	9,109	—	—	9,109
Derivative assets:
Customer-initiated derivatives	6,182	—	6,182	—
Forward contracts related to mortgage loans to be delivered for sale	450	—	450	—
Interest rate lock commitments	680	—	680	—
Total assets at fair value	$382,237	$—	$371,862	$10,375
Derivative liabilities:
Customer-initiated derivatives	6,182	—	6,182	—
Forward contracts related to mortgage loans to be delivered for sale	1	—	1	—
Interest rate lock commitments	20	—	20	—
Total liabilities at fair value	$6,203	$—	$6,203	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Securities available for sale:
U.S. government sponsored entities and agencies	$26,358	$—	$26,358	$—
State and political subdivision	132,723	—	131,259	1,464
Mortgage-backed securities: residential	26,081	—	26,081	—
Mortgage-backed securities: commercial	11,918	—	11,918	—
Collateralized mortgage obligations: residential	13,446	—	13,446	—
Collateralized mortgage obligations: commercial	58,512	—	58,512	—
SBA	17,593	—	17,593	—
Asset backed securities	10,072	—	10,072	—
Corporate bonds	6,029	—	6,029	—
Total securities available for sale	$302,732	$—	$301,268	$1,464
Loans held for sale	43,482	—	43,482	—
Loans measured at fair value:
Residential real estate	8,037	—	—	8,037
Derivative assets:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	46	—	46	—
Interest rate lock commitments	2,194	—	2,194	—
Total assets at fair value	$369,006	$—	$359,505	$9,501
Derivative liabilities:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	423	—	423	—
Total liabilities at fair value	$12,938	$—	$12,938	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the three months ended March 31, 2021 or year ended December 31, 2020. The Level 3 investment securities disclosed as of March 31, 2021 were acquired from Ann Arbor State Bank during the first quarter of 2020.

The following table summarizes the changes in Level 3 loans measured at fair value on a recurring basis.

(Dollars in thousands)	Loans held for investment
For the three months ended March 31, 2021
Beginning balance	$8,037
Transfers from loans held for sale	2,233
Gains (losses):
Recorded in "Mortgage banking activities"	(374)
Repayments	(787)
Ending balance	$9,109
For the three months ended March 31, 2020
Beginning balance	$4,063
Transfers from loans held for sale	40
Gains (losses):
Recorded in "Mortgage banking activities"	(7)
Repayments	(384)
Ending balance	$3,712
There were $102 thousand in loans held for investment measured at fair value that were on nonaccrual status or 90 days past due with a fair value of $101 thousand as of March 31, 2021. There were $105 thousand in loans held for investment measured at fair value that were on nonaccrual status or 90 days past due with a fair value of $109 thousand as of December 31, 2020.
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment.
As of March 31, 2021 and December 31, 2020, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Aggregate fair value	$19,550	$43,482
Contractual balance	19,202	41,808
Unrealized gain	348	1,674
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for the three months ended March 31, 2021 and 2020 were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Change in fair value	$(1,326)	$339

Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
March 31, 2021
Impaired loans:
Commercial and industrial	$757	$757
Mortgage servicing rights	5,898	5,898
Total	$6,655	$6,655
December 31, 2020
Impaired loans:
Commercial and industrial	$1,270	$1,270
Mortgage servicing rights	3,981	3,981
Total	$5,251	$5,251
The Company recorded specific reserves of $210 thousand and $95 thousand to reduce the value of the impaired loans noted above at March 31, 2021 and December 31, 2020, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded no chargeoffs during the three months ended March 31, 2021 related to the impaired loans at fair value. There were chargeoffs of $315 thousand related to impaired loans at fair value during the year ended December 31, 2020.
There were no write downs recorded in other real estate owned during the three months ended March 31, 2021 or the year ended December 31, 2020.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Fair value at March 31, 2021	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$757	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-100.00%
Mortgage servicing rights	5,898	Discounted cash flow	Prepayment speed	7.78%
			Discount rate	7.75%

(Dollars in thousands)	Fair value at December 31, 2020	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,270	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-90.00%
Mortgage servicing rights	3,981	Discounted cash flow	Prepayment speed	8.71%
			Discount rate	7.75%

The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at March 31, 2021 and December 31, 2020 are noted in the table below.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2021
Financial assets:
Cash and cash equivalents	$224,683	$32,992	$191,691	$—	$224,683
Other investments	14,398	N/A	N/A	N/A	N/A
Net loans	1,839,113	—	—	1,873,035	1,873,035
Accrued interest receivable	8,481	—	2,285	6,196	8,481
Financial liabilities:
Deposits	2,093,965	—	2,022,399	—	2,022,399
Borrowings	186,440	—	192,546	—	192,546
Subordinated notes	44,600	—	46,425	—	46,425
Accrued interest payable	1,166	—	1,166	—	1,166
December 31, 2020
Financial assets:
Cash and cash equivalents	$264,071	$25,245	$238,826	$—	$264,071
Other investments	14,398	N/A	N/A	N/A	N/A
Net loans	1,701,240	—	—	1,740,093	1,740,093
Accrued interest receivable	7,511	—	1,460	6,051	7,511
Financial liabilities:
Deposits	1,963,312	—	2,022,399	—	2,022,399
Borrowings	185,684	—	192,546	—	192,546
Subordinated notes	44,592	—	45,902	—	45,902
Accrued interest payable	1,081	—	1,081	—	1,081
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

The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$143,636	$6,182	$136,023	$12,515
Forward contracts related to mortgage loans to be delivered for sale	50,654	450	10,191	46
Interest rate lock commitments	46,095	680	91,531	2,194
Total derivatives included in other assets	$240,385	$7,312	$237,745	$14,755
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$143,636	$6,182	$136,023	$12,515
Forward contracts related to mortgage loans to be delivered for sale	1,000	1	92,899	423
Interest rate lock commitments	3,456	20	—	—
Total derivatives included in other liabilities	$148,092	$6,203	$228,922	$12,938

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

		Three months ended March 31,
(Dollars in thousands)	Location of Gain (Loss)	2021	2020
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking activities	$2,096	$(1,958)
Interest rate lock commitments	Mortgage banking activities	(1,534)	1,527
Total loss recognized in income		$562	$(431)

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
March 31, 2021
Offsetting derivative assets:
Customer initiated derivatives	$6,182	$—	$6,182	$—	$—	$6,182
Offsetting derivative liabilities:
Customer initiated derivatives	$6,182	$—	$6,182	$—	$10,383	$(4,201)
December 31, 2020
Offsetting derivative assets:
Customer initiated derivatives	$12,515	$—	$12,515	$—	$—	$12,515
Offsetting derivative liabilities:
Customer initiated derivatives	$12,515	$—	$12,515	$—	$15,383	$(2,868)

NOTE 15—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$25,024	$25,779
Investment in banking subsidiary	237,108	232,671
Investment in captive insurance subsidiary	—	1,625
Income tax benefit	569	355
Other assets	85	63
Total assets	$262,786	$260,493
Liabilities
Subordinated notes	$44,600	$44,592
Accrued expenses and other liabilities	999	574
Total liabilities	45,599	45,166
Shareholders' equity	217,187	215,327
Total liabilities and shareholders' equity	$262,786	$260,493

Statements of Income and Comprehensive Income—Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Income
Dividend income from bank subsidiary	$—	$36,500
Dividend income from captive subsidiary	1,629	—
Total income	1,629	36,500
Expenses
Interest on borrowed funds	—	11
Interest on subordinated notes	541	636
Other expenses	224	437
Total expenses	765	1,084
Income before income taxes and equity in undistributed net earnings of subsidiaries	864	35,416
Income tax benefit	218	127
Equity in (overdistributed) undistributed earnings of subsidiaries	7,877	(31,433)
Net income	$8,959	$4,110
Other comprehensive income (loss)	(5,087)	1,777
Total comprehensive income, net of tax	$3,872	$5,887

Statements of Cash Flows—Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$8,959	$4,110
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	(7,877)	31,433
Stock based compensation expense	13	13
Increase in other assets, net	(236)	(137)
Increase in other liabilities, net	357	574
Net cash provided by operating activities	1,216	35,993
Cash flows from investing activities
Cash used in acquisitions	—	(67,944)
Net cash used in investing activities	—	(67,944)
Cash flows from financing activities
Share buyback - redeemed stock	(1,364)	(620)
Common stock dividends paid	(381)	(309)
Preferred stock dividends paid	(469)	—
Proceeds from exercised stock options	243	61
Net cash provided by financing activities	(1,971)	(868)
Net decrease in cash and cash equivalents	(755)	(32,819)
Beginning cash and cash equivalents	25,779	35,210
Ending cash and cash equivalents	$25,024	$2,391

NOTE 16—EARNINGS PER COMMON SHARE
The Company has elected to use the two-class method in calculating earnings per share due to the unvested restricted stock awards qualifying as participating securities. The two-class method is used in the calculation of basic and diluted earnings per common share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings.
Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Company's share-based compensation plans and restricted stock awards.
The calculation of basic and diluted earnings per share using the two-class method for the three months ended March 31, 2021 and 2020 was as follows:

	For the three months ended March 31,
(In thousands, except per share data)	2021	2020
Net income	$8,959	$4,110
Preferred stock dividends	469	—
Net income available to common shareholders	8,490	4,110
Net income allocated to participating securities	111	47
Net income allocated to common shareholders (1)	$8,379	$4,063
Weighted average common shares - issued	7,629	7,726
Average unvested restricted share awards	(101)	(89)
Weighted average common shares outstanding - basic	7,528	7,637
Effect of dilutive securities:
Weighted average common stock equivalents	84	101
Weighted average common shares outstanding - diluted	7,612	7,738
EPS available to common shareholders
Basic earnings per common share	$1.11	$0.53
Diluted earnings per common share	$1.10	$0.53
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
Stock options for 30,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2021 and 2020, because they were antidilutive.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2021. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; the ability of the Company to implement its strategy and expand its lending operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, including the expected elimination of LIBOR and the development of a substitute; changes in tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Our critical accounting policies are set forth in "Note 1 – Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 12, 2021. There have been no material changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2020.
Overview
Level One Bancorp, Inc. is a financial holding company headquartered in Farmington Hills, Michigan, with its primary branch operations in southeastern and west Michigan. Through our wholly owned subsidiary, Level One Bank, we offer a broad range of loan products to the residential and commercial markets, as well as retail and business banking services. Hamilton Court Insurance Company, a wholly owned subsidiary of the Company, provided property and casualty insurance to the Company and the Bank and reinsurance to ten other third-party insurance captives for which insurance may not have been available or economically feasible in the insurance marketplace. Hamilton Court Insurance Company exited the pool resources relationship to which it was previously a member and was dissolved in January 2021.
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
Recent Developments
First Quarter Common Stock Dividend. On March 15, 2021, Level One's Board of Directors declared a first quarter 2021 cash dividend of $0.06 per common share. The dividend was paid on April 15, 2021, to shareholders of record at the close of business on March 31, 2021.

First Quarter Preferred Stock Dividend. On April 20, 2021, Level One’s Board of Directors declared a quarterly cash dividend of $46.88 per share on its 7.50% Non-Cumulative Perpetual Preferred Stock, Series B. Holders of depositary shares will receive $0.4688 per depositary share. The dividend is payable on May 15, 2021, to shareholders of record at the close of business on April 30, 2021.
Impact of COVID-19 Pandemic. The COVID-19 pandemic in the United States has had, and is expected to continue to have, a complex and significant impact on the economy, the banking industry and the Company, all subject to a high degree of uncertainty in future periods.
Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Michigan, where individuals, companies and other organizations have limited their economic activities in response to the pandemic. It is uncertain when, whether and to what extent additional restrictions on economic activities and social gatherings will be imposed in future periods or existing restrictions will be eased or lifted. These limitations on economic activity have had an adverse impact on the Michigan economy and our clients. The Bank and its branches have remained open because banks have been deemed essential businesses through its drive-thrus, appointment-only for in-person services, and online and mobile banking tools. As of March 1, 2021, we opened branches for walk in services. We will continue to be diligent in our efforts to follow all CDC guidelines to ensure the health and safety of our clients and team members.
The state’s unemployment rate was 5.1% in March 2021 compared to 4.1% in March 2020, before the full impact of COVID-19, and compared to the highest level of unemployment during the pandemic of 22.7% in April 2020, according to the Michigan Department of Technology, Management & Budget.
Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 - 0.25%.
•On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. The Bank participates as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900 billion COVID-19 relief package that includes an additional $284 billion in PPP funding. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, an additional $1.9 trillion federal stimulus bill that includes cash payments to individuals, supplemental unemployment insurance and the modification and expansion of the PPP. In March 2021, President Biden also signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021.
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
Level One is also a participating lender in both the first and second rounds of the PPP. In 2020, the Bank originated 2,208 PPP loans in the aggregate principal amount of $417.0 million. From January 18, 2021 through April 27, 2021, Level One has funded 1,487 new PPP loan applications for $230.5 million, of which 1,150 were for loans $150,000 or below. As of March 31, 2021, $405.8 million of PPP loans were still outstanding. The Bank is actively working with the borrowers of PPP loans to obtain loan forgiveness from the SBA.
We are continuing to enable the vast majority of our main office team members to work remotely each day. We have also taken significant actions to help ensure the safety of our team members whose roles require them to come into the office, which include the development, implementation and communication of protocols necessary for those who return. As of March 1, 2021, we opened branches for walk in services. We will continue to evaluate this fluid situation and take additional actions as necessary.
Level One also recognizes that some of the most impacted industries are the restaurant and hospitality industries. As of March 31, 2021, Level One had less than 5.0% and 1.0% of loan concentrations in the restaurant and hospitality industries, respectively.

Selected Financial Data - Unaudited

	As of and for the three months ended
(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020	March 31, 2020
Earnings Summary
Interest income	$21,551	$22,181	$19,817
Interest expense	2,394	3,075	4,997
Net interest income	19,157	19,106	14,820
Provision expense for loan losses	265	1,538	489
Noninterest income	7,278	8,110	4,690
Noninterest expense	15,139	15,461	14,562
Income before income taxes	11,031	10,217	4,459
Income tax provision	2,072	1,844	349
Net income	8,959	8,373	4,110
Preferred stock dividends	469	479	—
Net income available to common shareholders	8,490	7,894	4,110
Net income allocated to participating securities	111	65	47
Net income attributable to common shareholders	$8,379	$7,829	$4,063
Per Share Data
Basic earnings per common share	$1.11	$1.02	$0.53
Diluted earnings per common share	1.10	1.02	0.53
Diluted earnings per common share, excluding acquisition and due diligence fees (1)	1.10	1.02	0.68
Book value per common share	25.40	25.14	22.74
Tangible book value per common share (1)	19.78	19.63	17.54
Preferred shares outstanding (in thousands)	10	10	—
Common shares outstanding (in thousands)	7,630	7,634	7,731
Average basic common shares (in thousands)	7,528	7,642	7,637
Average diluted common shares (in thousands)	7,612	7,695	7,738
Selected Period End Balances
Total assets	$2,572,726	$2,442,982	$1,936,823
Securities available-for-sale	346,266	302,732	230,671
Total loans	1,861,691	1,723,537	1,466,407
Total deposits	2,093,965	1,963,312	1,470,608
Total liabilities	2,355,539	2,227,655	1,761,055
Total shareholders' equity	217,187	215,327	175,768
Total common shareholders' equity	193,815	191,955	175,768
Tangible common shareholders' equity (1)	150,887	149,844	135,578
Performance and Capital Ratios
Return on average assets	1.44%	1.35%	0.87%
Return on average equity	16.31	15.61	9.40
Net interest margin (fully taxable equivalent) (2)	3.33	3.27	3.42
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	57.27	56.81	74.64
Dividend payout ratio	4.50	4.90	7.52
Total shareholders' equity to total assets	8.44	8.81	9.08
Tangible common equity to tangible assets (1)	5.96	6.24	7.15
Common equity tier 1 to risk-weighted assets	9.63	9.30	8.10
Tier 1 capital to risk-weighted assets	11.11	10.80	8.10
Total capital to risk-weighted assets	15.18	14.91	11.68
Tier 1 capital to average assets (leverage ratio)	7.15	6.93	7.08
Asset Quality Ratios:
Net charge-offs to average loans	—%	0.11%	0.05%
Nonperforming assets as a percentage of total assets	0.60	0.77	0.89
Nonaccrual loans as a percent of total loans	0.83	1.09	1.04
Allowance for loan losses as a percentage of total loans	1.21	1.29	0.89
Allowance for loan losses as a percentage of nonaccrual loans	146.95	118.50	85.32
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	142.62	114.95	80.34
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(2) Presented on a tax equivalent basis using a 21% tax rate.
GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Some of the financial measures included in this report are not measures of financial condition or performance recognized by GAAP. These non-GAAP financial measures include tangible common shareholders' equity, tangible book value per common share, the ratio of tangible common equity to tangible assets, net income and diluted earnings per common share excluding acquisition and due diligence fees as well as allowance for loan loss as a percentage of total loans excluding PPP loans. Our management uses these non-GAAP financial measures in its analysis of our performance, and we believe that providing this information to financial analysts and investors allows them to evaluate capital adequacy, as well as better understand and evaluate the Company’s core financial results for the periods in question.
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity, Tangible Common Equity to Tangible Assets Ratio and Tangible Book Value Per Share
	As of
(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020	March 31, 2020
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders' equity	$217,187	$215,327	$175,768
Less:
Preferred stock	23,372	23,372	—
Total common shareholders' equity	193,815	191,955	175,768
Less:
Goodwill	35,554	35,554	36,216
Mortgage servicing rights, net	4,346	3,361	196
Other intangible assets, net	3,028	6,557	3,778
Tangible common shareholders' equity	$150,887	$149,844	$135,578

Common shares outstanding (in thousands)	7,630	7,634	7,731
Tangible book value per common share	$19.78	$19.63	$17.54

Total assets	$2,572,726	$2,442,982	$1,936,823
Less:
Goodwill	35,554	35,554	36,216
Mortgage servicing rights, net	4,346	3,361	196
Other intangible assets, net	3,028	6,557	3,778
Tangible assets	$2,529,798	$2,400,871	$1,896,633

Tangible common equity to tangible assets	5.96%	6.24%	7.15%

Adjusted Income and Diluted Earnings Per Share
	For the three months ended
(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020	March 31, 2020
	(Unaudited)		(Unaudited)
Net income, as reported	$8,959	$8,373	$4,110
Acquisition and due diligence fees	—	—	1,471
Income tax benefit (1)	—	2	(295)
Net income, excluding acquisition and due diligence fees	$8,959	$8,375	$5,286

Diluted earnings per share, as reported	$1.10	$1.02	$0.53
Effect of acquisition and due diligence fees, net of income tax benefit	—	—	0.15
Diluted earnings per common share, excluding acquisition and due diligence fees	$1.10	$1.02	$0.68
(1) Assumes income tax rate of 21% on deductible acquisition expenses.

Allowance for Loan Loss as a Percentage of Total Loans, Excluding PPP Loans
	As of
(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020	March 31, 2020
	(Unaudited)		(Unaudited)
Total loans	$1,861,691	$1,723,537	$1,466,407
Less:
PPP loans	405,770	290,135	—
Total loans, excluding PPP loans	$1,455,921	$1,433,402	$1,466,407

Allowance for loan loss	$22,578	$22,297	$12,989
Allowance for loan loss as a percentage of total loans	1.21%	1.29%	0.89%
Allowance for loan loss as a percentage of total loans excluding PPP loans	1.55%	1.56%	0.89%
Results of Operations
Net Income
We had net income of $9.0 million, or $1.10 per diluted common share, for the three months ended March 31, 2021, compared to $4.1 million, or $0.53 per diluted common share, for the three months ended March 31, 2020. The increase of $4.8 million in net income primarily reflected increases of $4.3 million in net interest income, primarily due to higher interest income on loans due, in part, to the recognition of fees on PPP loans as they are forgiven, and lower interest expense on deposits. The increase in net income also reflected an increase of $2.6 million in noninterest income, primarily as a result of higher mortgage banking income. These increases were partially offset by increases of $577 thousand in noninterest expense, primarily due to higher salary and employee benefits and data processing expense partially offset by lower acquisition and due diligence expense.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings).
Net interest income of $19.2 million for the three months ended March 31, 2021 was $4.4 million higher than the net interest income of $14.8 million for the three months ended March 31, 2020. The three months ended March 31, 2021 included a $1.7 million increase in interest income as well as a $2.6 million decrease in interest expense, compared to the same period in 2020. The increase in interest income was primarily driven by increases of $1.8 million in interest and fees on loans and $178 thousand in interest on investment securities. This was partially offset by a decrease of $239 thousand in interest on fed funds sold and other investments. The increase in interest and fees on loans for the year ended March 31, 2021 compared to the same period in 2020 was mainly driven by an increase of $397.1 million in the average balance of loans primarily as result of the origination of PPP loans. In the three months ended March 31, 2021, the Bank earned $3.0 million of net SBA fees on PPP loans, with the remaining $12.0 million of SBA fees expected to be earned over the life of the loans, the majority of which are expected to mature two or five years from the date of funding, depending on the round of PPP funding, unless modified by the lender and borrower. We anticipate a large portion of the PPP loan balance will be forgiven before the maturity of the loans. In addition to the net SBA fees, the Bank also recognized $954 thousand of interest income on the PPP loans. The increase in interest income on investment securities was mainly due to an increase of $105.5 million in average balances due to excess liquidity from increased deposit levels. The decrease in interest income on fed funds sold and other investments was primarily due to lower average interest rates.
The decrease in interest expense was primarily driven by a decrease of $2.4 million in interest expense on deposits. The decrease in deposit interest expense was primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds interest rate of 150 basis points during the first quarter of 2020.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the three months ended March 31, 2021 was 3.33%, compared to 3.42% for the same period in 2020. The decrease of 9 basis points in the net interest margin year over year was primarily a result of lower yields across most interest-earning assets, mostly reflecting the impact of lower market interest rates. Average loan yield decreased 65 basis points to 4.35% for the first quarter of 2021 from 5.00% for the first quarter of 2020, primarily due to the target federal funds rate dropping 150 basis points in March 2020 in response to the COVID-19 pandemic. The decrease in loan yields was accompanied by a corresponding decrease in the cost of funds, which declined 93 basis points to 0.63% in the first quarter of 2021, compared to 1.56% in the first quarter of 2020 primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds rate.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the three months ended March 31, 2021 and 2020, the yield on total loans was impacted by 7 basis points and 8 basis points, respectively, due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended March 31, 2021 and 2020, benefited by 6 basis points and 10 basis points, respectively, as a result of the excess accretable yield. As of March 31, 2021 and December 31, 2020, our remaining accretable yield was $6.7 million and $7.1 million, respectively, and our nonaccretable difference was $2.7 million as of both dates.

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
Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Average Balance Sheets:
Gross loans(1)	$1,856,030	$1,458,897
Investment securities: (2)
Taxable	214,945	117,835
Tax-exempt	102,208	93,858
Interest-earning cash balances	168,906	77,475
Other investments	14,398	12,387
Total interest-earning assets	$2,356,487	$1,760,452
Non-earning assets:	139,100	121,235
Total assets	$2,495,587	$1,881,687

Interest-bearing demand deposits	$132,816	$106,236
Money market and savings deposits	604,491	403,712
Time deposits	584,085	547,838
Borrowings	185,688	185,586
Subordinated notes	44,598	44,465
Total interest-bearing liabilities	1,551,678	1,287,837
Noninterest-bearing demand deposits	692,617	393,519
Other liabilities	31,608	25,493
Shareholders' equity	219,684	174,838
Total liabilities and shareholders' equity	$2,495,587	$1,881,687

Yields: (3)
Earning Assets
Gross loans	4.35%	5.00%
Investment securities:
Taxable	1.60%	2.33%
Tax-exempt	3.08%	3.18%
Interest earning cash balances	0.10%	1.33%
Other investments	3.18%	4.48%
Total interest earning assets	3.74%	4.56%

Interest-bearing liabilities
Interest-bearing demand deposits	0.16%	0.47%
Money market and savings deposits	0.25%	1.10%
Time deposits	0.66%	1.91%
Borrowings	1.02%	1.15%
Subordinated notes	4.92%	5.74%
Total interest-bearing liabilities	0.63%	1.56%

Interest spread	3.11%	3.00%
Net interest margin(4)	3.30%	3.39%
Tax equivalent effect	0.03%	0.03%
Net interest margin on a fully tax equivalent basis	3.33%	3.42%
(1) Includes nonaccrual loans.
(2) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $152 thousand and $130 thousand on tax-exempt securities for the three months ended March 31, 2021 and 2020, respectively, using the federal corporate tax rate of 21%.
(4) Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the three months ended March 31, 2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(2,708)	$4,503	$1,795
Investment securities:
Taxable	(269)	435	166
Tax-exempt	(53)	65	12
Interest-earning cash balances	(359)	145	(214)
Other investments	(25)	—	(25)
Total interest income	(3,414)	5,148	1,734
Interest-bearing liabilities
Interest-bearing demand deposits	(98)	26	(72)
Money market and savings deposits	(1,104)	383	(721)
Time deposits	(1,814)	162	(1,652)
Borrowings	(64)	—	(64)
Subordinated debt	(96)	2	(94)
Total interest expense	(3,176)	573	(2,603)
Change in net interest income	$(238)	$4,575	$4,337

Provision for Loan Losses
We established an allowance for loan losses through a provision for loan losses charged as an expense in our consolidated statements of income. Management reviews the loan portfolio, consisting of originated loans and acquired loans, on a quarterly basis to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of March 31, 2021, and December 31, 2020, our remaining accretable yield was $6.7 million and $7.1 million, respectively, and our nonaccretable difference was $2.7 million as of both dates.
The provision for loan losses was a provision expense of $265 thousand for the three months ended March 31, 2021, compared to $489 thousand for the three months ended March 31, 2020. The decrease of $224 thousand in the provision for loan losses was primarily due to a decrease in general reserves of $250 thousand as well as a decrease of $191 thousand in net chargeoffs. This was partially offset by a $215 thousand increase in specific reserves.

Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Noninterest income
Service charges on deposits	$777	$634
Net gain on sales of securities	20	529
Mortgage banking activities	5,811	2,588
Other charges and fees	670	939
Total noninterest income	$7,278	$4,690
Noninterest income increased $2.6 million to $7.3 million for the three months ended March 31, 2021, compared to $4.7 million for the same period in 2020. The increase in noninterest income year over year was primarily due to an increase of $3.2 million in mortgage banking activities and an increase of $143 thousand in service charges on deposits. This was partially offset by decreases of $509 thousand in net gains on sales of investment securities and $269 thousand in other charges and fees. The increase in mortgage banking activities compared to the first quarter of 2020 was primarily due to $65.5 million higher residential loan originations held for sale and $90.1 million higher residential loans sold primarily as a result of higher volumes caused by the lower interest rate environment. The decrease in net gains on sales of investment securities was due to fewer securities sold in the first quarter of 2021 than in the first quarter of 2020. The decrease in other charges and fees was primarily due to a decrease in interest rate swap fees.
Noninterest Expense
The following table presents noninterest expense for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Noninterest expense
Salary and employee benefits	$9,922	$8,630
Occupancy and equipment expense	1,708	1,528
Professional service fees	643	392
Acquisition and due diligence fees	—	1,471
FDIC premium	324	211
Marketing expense	133	222
Loan processing expense	331	234
Data processing expense	1,224	847
Core deposit premium amortization	168	192
Other expense	686	835
Total noninterest expense	$15,139	$14,562
Noninterest expense increased $577 thousand to $15.1 million for the three months ended March 31, 2021, as compared to $14.6 million for the same period in 2020. The increase in noninterest expense year over year was mainly attributable to increases of $1.3 million in salary and employee benefits, $377 thousand in data processing expense, $251 thousand in professional service fees, $180 thousand in occupancy and equipment expense, and $113 thousand in FDIC premium expense. These increases were partially offset by decreases of $1.5 million in acquisition and due diligence fees and $149 thousand in other expense. The increase in salary and employee benefits between the periods was primarily due to increases of $1.2 million in mortgage commissions expense and $170 thousand in contract labor expenses incurred for the PPP loan program. The increase in data processing expense was due to the new loan processing system used for the PPP loans. The increase in professional service fees was primarily related to increased residential mortgage volumes and consulting fees for residential mortgage systems incurred as well as increased audit fees. The increase in occupancy and equipment expense was primarily attributable to software maintenance and licensing. The increase in FDIC premium expense was primarily due to a lower leverage ratio and an increase in assets year over year. The decrease in acquisition and due diligence fees was primarily due to the merger with Ann Arbor State Bank in the first quarter of 2020. The decrease in other expense was primarily due to the provision on unfunded commitments.

Income Taxes and Tax-Related Items
During the three months ended March 31, 2021, we recognized income tax expense of $2.1 million on $11.0 million of pre-tax income resulting in an effective tax rate of 18.8%, compared to the same period in 2020, in which we recognized an income tax expense of $349 thousand on $4.5 million of pre-tax income, resulting in an effective tax rate of 7.8%.
Refer to Note 9 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the three months ended March 31, 2021 and 2020.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Securities available-for-sale:
U.S. government sponsored entities and agencies	$25,624	$26,358
State and political subdivision	143,532	132,723
Mortgage-backed securities: residential	23,360	26,081
Mortgage-backed securities: commercial	24,385	11,918
Collateralized mortgage obligations: residential	12,072	13,446
Collateralized mortgage obligations: commercial	55,827	58,512
U.S. Treasury	28,784	—
SBA	16,686	17,593
Asset backed securities	10,057	10,072
Corporate bonds	5,939	6,029
Total securities available-for-sale	$346,266	$302,732
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At March 31, 2021, total investment securities were $346.3 million, or 13.5% of total assets, compared to $302.7 million, or 12.4% of total assets, at December 31, 2020. The $43.5 million increase in securities available-for-sale from December 31, 2020 to March 31, 2021, was due to the purchase of securities using the excess cash balances generated by the payoffs of PPP loans and increase in deposits. Securities with a carrying value of $95.8 million and $98.7 million were pledged at March 31, 2021 and December 31, 2020, respectively, to secure borrowings, deposits and mortgage derivatives.
As of March 31, 2021, the Company held 67 tax-exempt state and local municipal securities totaling $51.7 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2021 and December 31, 2020. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	March 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$4,016	1.61%	$2,542	1.61%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	1,765	1.97	9,870	2.46	34,682	2.74	91,286	2.85
Mortgage-backed securities: residential	—	—	66	1.04	81	2.22	23,230	1.01
Mortgage-backed securities: commercial	840	2.22	3,781	2.45	18,181	1.38	1,802	3.63
Collateralized mortgage obligations: residential	—	—	341	3.03	224	1.20	11,377	1.39
Collateralized mortgage obligations: commercial	570	2.62	7,155	3.08	40,584	1.27	7,828	2.42
U.S. Treasury	—	—	4,921	0.83	24,357	1.35	—	—
SBA	—	—	—	—	9,233	1.41	7,486	1.26
Asset backed securities	—	—	—	—	—	—	10,131	0.84
Corporate bonds	999	1.72	—	—	5,000	4.14	—	—
Total securities available-for-sale	$8,190	1.83%	$28,676	2.26%	$147,342	1.74%	$158,140	2.21%

	December 31, 2020
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$4,027	1.61%	$2,548	1.61%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	1,768	1.96	10,095	2.46	31,142	2.80	81,048	2.99
Mortgage-backed securities: residential	—	—	78	0.94	87	0.19	25,564	1.44
Mortgage-backed securities: commercial	847	1.36	3,795	2.46	4,985	1.69	1,807	3.64
Collateralized mortgage obligations: residential	—	—	46	4.02	559	2.11	12,715	1.25
Collateralized mortgage obligations: commercial	577	2.54	8,011	3.10	40,889	1.26	7,921	2.46
SBA	—	—	—	—	9,879	1.40	7,760	1.21
Asset backed securities	—	—	—	—	—	—	10,229	0.84
Corporate bonds	3,498	3.08	—	—	2,500	4.38	—	—
Total securities available-for-sale	$10,717	2.18%	$24,573	2.58%	$105,041	1.82%	$152,044	2.28%
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
Commercial and industrial loans include financing for commercial purposes in various lines of business, including manufacturing, service industry and professional service areas. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners. The PPP loans funded during the second and third quarters of 2020 and first quarter of 2021, which are guaranteed by the SBA, are reported within the commercial and industrial loan category.

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
The following table details our loan portfolio by loan type at the dates presented:

	As of March 31,	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Commercial real estate:
Non-owner occupied	$449,690	$445,810	$388,515	$367,671	$343,420
Owner occupied	300,175	275,022	216,131	194,422	168,342
Total commercial real estate	749,865	720,832	604,646	562,093	511,762
Commercial and industrial	794,096	685,504	410,228	383,455	377,686
Residential real estate	316,089	315,476	211,839	180,018	144,439
Consumer	1,641	1,725	896	999	1,036
Total loans	$1,861,691	$1,723,537	$1,227,609	$1,126,565	$1,034,923
Total loans were $1.86 billion at March 31, 2021, an increase of $138.2 million from December 31, 2020. The growth in our loan portfolio compared to December 31, 2020 was primarily due to an increase of $108.6 million in our commercial and industrial loan portfolio, $216.7 million of which were PPP loans originated during the quarter, partially offset by $129.6 million of PPP loans that were forgiven. In addition, there was $29.0 million of new loan growth in the commercial real estate portfolio during the first quarter of 2021. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of March 31, 2021, approximately 40.3% of our loans were commercial real estate, 42.7% were commercial and industrial, and 17.1% were residential real estate and consumer loans. The loan mix was affected by PPP loans, which fall into the commercial and industrial loan type.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of Fannie Mae and Freddie Mac, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages, are sold to Fannie Mae and other financial institutions with which we have established a correspondent lending relationship. The Company established a direct relationship with Fannie Mae and began locking and selling loans to Fannie Mae with servicing retained during the third quarter of 2019. Refer to Note 7 - Mortgage Servicing Rights, Net for further details on our mortgage servicing rights.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of March 31, 2021.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
March 31, 2021
Commercial real estate	$110,793	$430,129	$208,943	$749,865
Commercial and industrial	137,948	583,354	72,794	794,096
Residential real estate	8,443	7,203	300,443	316,089
Consumer	157	1,420	64	1,641
Total loans	$257,341	$1,022,106	$582,244	$1,861,691
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$897,604	$204,235
Floating interest rates		124,502	378,009
Total		$1,022,106	$582,244
Summary of Impaired Assets and Past Due Loans
Nonperforming assets consist of nonaccrual loans and other real estate owned. We do not consider performing TDRs to be nonperforming assets, but they are included as part of impaired assets. The level of nonaccrual loans is an important element in assessing asset quality. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is not expected according to the terms of the agreement. Generally, loans are placed on nonaccrual status due to the continued failure by the borrower to adhere to contractual payment terms coupled with other pertinent factors, such as insufficient collateral value.
A loan is categorized as a troubled debt restructuring if a concession is granted, such as to provide for the reduction of either interest or principal, due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than the current market rate, forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. In accordance with bank regulatory guidance, troubled debt restructurings do not include short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of March 31, 2021, there were $22.2 million of loans that remained on a COVID-related deferral compared to $19.8 million as of December 31, 2020. As of March 31, 2021, $10.7 million of those loans had payments deferred greater than six months compared to $11.4 million as of December 31, 2020.
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
Total classified and criticized loans as of March 31, 2021 compared to December 31, 2020 were as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Classified loans:
Substandard	$30,072	$34,921
Doubtful	1,088	1,143
Total classified loans	$31,160	$36,064
Special mention	60,457	47,297
Total classified and criticized loans	$91,617	$83,361
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of March 31,	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans
Commercial real estate	$4,542	$7,320	$4,832	$5,927	$2,257
Commercial and industrial	6,822	7,490	11,112	9,605	9,024
Residential real estate	3,987	3,991	2,569	2,915	2,767
Consumer	13	15	16	—	—
Total nonaccrual loans(1)	15,364	18,816	18,529	18,447	14,048
Other real estate owned	—	—	921	—	652
Total nonperforming assets	15,364	18,816	19,450	18,447	14,700
Performing troubled debt restructurings
Commercial and industrial	335	546	547	568	961
Residential real estate	430	432	359	363	261
Total performing troubled debt restructurings	765	978	906	931	1,222
Total impaired assets, excluding ASC 310-30 loans	$16,129	$19,794	$20,356	$19,378	$15,922
Loans 90 days or more past due and still accruing	$328	$269	$157	$243	$440
(1)Nonaccrual loans include nonperforming troubled debt restructurings of $6.8 million, $3.8 million, $3.0 million, $5.0 million and $6.4 million at the respective dates indicated above.
During the three months ended March 31, 2021 and 2020, the Company recorded $317 thousand and $38 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.`
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $4.9 million, $5.0 million, $6.0 million, $7.9 million, and $9.7 million at the respective dates indicated in the table above.

Nonperforming assets decreased $3.5 million as of March 31, 2021 compared to December 31, 2020. The decrease in nonperforming assets was attributable to a decrease in nonaccrual loans primarily due to a $2.7 million paydown of a commercial loan relationship and two residential loan relationships in the amount of $500 thousand moving to accrual status.
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
Acquired Loans
The allowance for loan losses on acquired loans is based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. For purchased credit impaired loans, accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a semi-annual basis with any decline in expected cash flows recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For increases in cash flows expected to be collected, we first reverse any previously recorded allowance for loan losses, then adjust the amount of accretable yield recognized on a prospective basis over the loan's remaining life. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. For non-purchased credit impaired loans acquired in our acquisitions that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced since acquisition. We record an allowance for loan losses only when the calculated amount exceeds the discount remaining from acquisition that was established for the similar period covered in the allowance for loan loss calculation. For all other purchased loans, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans, as described below.
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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$22,297	$12,674
Loan charge-offs:
Commercial and industrial	(11)	(187)
Consumer	(6)	(31)
Total loan charge-offs	(17)	(218)
Recoveries of loans previously charged-off:
Commercial and industrial	10	8
Residential real estate	20	34
Consumer	3	2
Total loan recoveries	33	44
Net (charge-offs) recoveries	16	(174)
Provision expense for loan losses	265	489
Balance at end of period	$22,578	$12,989
Allowance for loan losses as a percentage of period-end loans	1.21%	0.89%
Net charge-offs to average loans	—	0.05
Our allowance for loan losses was $22.6 million, or 1.21% of loans, at March 31, 2021 compared to $22.3 million, or 1.29% of loans, at December 31, 2020. As of March 31, 2021 and December 31, 2020, the allowance for loan losses as a percentage of loans excluding PPP loans, was 1.55% and 1.56%, respectively. The $281 thousand increase in the allowance for loan losses during the three months ended March 31, 2021 was primarily due to an increase in general reserves related to the increase in non-PPP loan balances as well as an increase in specific reserves on individually evaluated loans.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
March 31, 2021
Balance at end of period applicable to:
Commercial real estate	$10,511	40.2%
Commercial and industrial	8,525	42.7
Residential real estate	3,534	17.0
Consumer	8	0.1
Total loans	$22,578	100.0%
December 31, 2020
Balance at end of period applicable to:
Commercial real estate	$9,975	41.8%
Commercial and industrial	8,786	39.8
Residential real estate	3,527	18.3
Consumer	9	0.1
Total loans	$22,297	100.0%
December 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,773	49.2%
Commercial and industrial	5,515	33.4
Residential real estate	1,384	17.3
Consumer	2	0.1
Total loans	$12,674	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
Goodwill
The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill. Total goodwill was $35.6 million at March 31, 2021 and December 31, 2020.
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
Since the price of our stock did not fully recover during the third quarter of 2020, the Company engaged a reputable, third-party valuation firm to perform a quantitative analysis of goodwill as of August 31, 2020 ("the valuation date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events on financial performance; the market price of our common stock; and other relevant events. In addition, the valuation relied on financial projections through 2023 and growth rates prepared by management. Based on the valuation prepared, it was determined that the Company's estimated fair value of the reporting unit at August 31, 2020 was greater than its book value and impairment of goodwill was not required.

The Company completed its annual goodwill impairment review as of October 1, 2020, noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net SBA fees related to PPP loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and October 1, 2020. Management also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through March 31, 2021, the stock was trading above market value as of March 31, 2021, and it is more likely than not that there was no goodwill impairment as of March 31, 2021.
Deposits
Total deposits were $2.09 billion at March 31, 2021 and $1.96 billion at December 31, 2020, representing 88.9% and 88.1% of total liabilities, respectively. The increase in deposits of $130.7 million was comprised of increases of $138.8 million in demand deposits and $32.2 million in money market and savings deposits, partially offset by a decrease of $40.3 million in time deposits. The increase in deposits was primarily due to organic deposit growth during the three months ended March 31, 2021 mainly as a result of customers increasing their liquidity and government stimulus programs.
Our average interest-bearing deposit costs were 0.43% and 1.46% for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest-bearing deposit costs between the two periods was impacted by the decrease in overnight market rates, as measured by the target federal funds interest rate. The target federal funds interest rate decreased 150 basis points during March 2020.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by The Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At March 31, 2021 and December 31, 2020, the Company had approximately $29.3 million of brokered deposits. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
Included in the brokered deposits total at March 31, 2021 and December 31, 2020 was $1.2 million in Certificate of Deposit Account Registry Service ("CDARS") one-way buys that were acquired from Ann Arbor State Bank.
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
The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended March 31, 2021
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$692,617	34.3%	—%
Interest-bearing demand deposits	132,816	6.6%	0.16%
Money market and savings deposits	604,491	30.0%	0.25%
Time deposits	584,085	29.1%	0.66%
Total deposits	$2,014,009	100.0%	0.28%

The following table shows the contractual maturity of time deposits, including CDARS and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	March 31, 2021
Maturing in:
3 months or less	$146,092
3 months to 6 months	92,821
6 months to 1 year	154,630
1 year or greater	104,459
Total	$498,002

Borrowings
Total debt outstanding at March 31, 2021 was $231.0 million, an increase of $764 thousand from $230.3 million at December 31, 2020. The increase in total borrowings was primarily due to a $789 thousand increase in securities sold under agreements to repurchase.
At March 31, 2021, FHLB advances were secured by a blanket lien on $529.4 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $4.6 million. At December 31, 2020, FHLB advances were secured by a blanket lien on $512.3 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $3.7 million.
As of March 31, 2021, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $400 thousand related to these subordinated notes. As of December 31, 2020, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $408 thousand related to these subordinated notes.
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
Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Securities sold under agreements to repurchase
Average daily balance	$3,224	$641
Weighted-average rate during period	0.26%	0.30%
Amount outstanding at period end	$3,993	$176
Weighted-average rate at period end	0.25%	0.30%
Maximum month-end balance	$3,993	$936
FHLB Advances
Average daily balance	$—	$8,736
Weighted-average rate during period	—%	1.59%
Amount outstanding at period end	$—	$25,000
Weighted-average rate at period end	—%	0.29%
Maximum month-end balance	$—	$25,000
FHLB Line of Credit
Average daily balance	$—	$203
Weighted-average rate during period	—%	1.14%
Federal funds purchased
Average daily balance	$—	$560
Weighted-average rate during period	—%	1.84%

Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $1.9 million to $217.2 million at March 31, 2021 as compared to $215.3 million at December 31, 2020. The increase in shareholders' equity was primarily impacted by $9.0 million of net income generated during the three months ended March 31, 2021, partially offset by decreases of $5.1 million of accumulated other comprehensive income due to decreases in net unrealized gains on available-for-sale securities, $1.4 million of stock repurchased through the share buyback program, $469 thousand of dividends declared on our preferred stock and $457 thousand of dividends declared on our common stock during the three months ended March 31, 2021.
The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$215,327	$170,703
Net income	8,959	4,110
Other comprehensive income (loss)	(5,087)	1,777
Redeemed stock	(1,364)	(620)
Common stock dividends declared	(457)	(387)
Dividends on 7.50% Series B Preferred Stock	(469)	—
Exercise of stock options	243	61
Stock-based compensation expense	35	124
Balance at end of period	$217,187	$175,768
We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.
We are subject to various regulatory capital requirements both at the Company level and at the Bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. We have consistently maintained regulatory capital ratios at or above the well-capitalized standards.
A capital conservation buffer, comprised of common equity tier 1 capital, is established above the regulatory minimum capital requirements, and financial institutions that maintain a capital conservation buffer of 2.5% are generally not subject to the additional restrictions on dividends, share repurchases and discretionary bonus payments to executive officers under the Basel III Rule.
At March 31, 2021 and December 31, 2020, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
March 31, 2021
Common equity tier 1 to risk-weighted assets:
Consolidated	9.63%	4.50%	7.00%
Bank	12.37%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.11%	6.00%	8.50%
Bank	12.37%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	15.18%	8.00%	10.50%
Bank	13.62%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	7.15%	4.00%	4.00%
Bank	7.99%	4.00%	4.00%	5.00%
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	9.30%	4.50%	7.00%
Bank	11.94%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	10.80%	6.00%	8.50%
Bank	11.94%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.91%	8.00%	10.50%
Bank	13.20%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	6.93%	4.00%	4.00%
Bank	7.67%	4.00%	4.00%	5.00%
(1) Reflects the capital conservation buffer of 2.5% for risk-weighted asset ratios.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at March 31, 2021 were $799.1 million, a decrease of $39.5 million from $838.6 million at December 31, 2020. The decrease of $39.5 million was primarily due to a decrease of $40.3 million in time deposits.
The following tables present our contractual obligations as of March 31, 2021 and December 31, 2020.

	Contractual Maturities as of March 31, 2021
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,739	$3,478	$2,509	$3,775	$11,501
Short-term borrowings	3,993	—	—	—	3,993
Long-term borrowings	16,149	14,298	22,000	130,000	182,447
Subordinated notes	—	—	15,000	29,600	44,600
Time deposits	435,825	115,259	5,473	—	556,557
Total	$457,706	$133,035	$44,982	$163,375	$799,098

	Contractual Maturities as of December 31, 2020
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,731	$3,478	$2,509	$3,775	$11,493
Short-term borrowings	3,204	—	—	—	3,204
Long-term borrowings	6,176	14,304	32,000	130,000	182,480
Subordinated notes	—	—	15,000	29,592	44,592
Time deposits	437,211	153,759	5,845	—	596,815
Total	$448,322	$171,541	$55,354	$163,367	$838,584

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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At March 31, 2021, the allowance for off-balance sheet risk was $355 thousand, compared to $490 thousand at December 31, 2020, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$8,226	$10,705	$18,269	$17,058
Unused lines of credit	222,795	218,490	28,898	385,307
Unused standby letters of credit and commercial letters of credit	1,791	3,669	2,340	1,992
Of the total unused lines of credit of $441.3 million at March 31, 2021, $50.4 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
During the second quarter of 2020, management took steps to increase liquidity on the balance sheet and expand the capacity for additional funding in the uncertain economic environment due to COVID-19. Management maintained an elevated level of liquidity on the balance sheet in the first quarter of 2021, and will continue to monitor and determine the appropriate levels of liquidity as economic conditions develop. Furthermore, the Company continues to monitor its capital ratios regularly and has benefited from income from participation in the PPP, offset by potential stress from the weakening economy due to the COVID-19 pandemic.
At March 31, 2021, we had liquid assets of $475.1 million, compared to $455.4 million at December 31, 2020. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale. Cash and due from banks decreased to $224.7 million, compared to $264.1 million at December 31, 2020 primarily as a result of purchasing additional securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2021, we had $181.1 million of outstanding borrowings from the FHLB, and these advances were secured by a blanket lien on $529.4 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $179.8 million from the FHLB. Additionally, the Bank can borrow up to $122.5 million through the unsecured lines of credit it has established with eight other banks, as well as $5.1 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $1.03 billion, based on current policy limits at March 31, 2021. Management believed that as of March 31, 2021, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	March 31, 2021	December 31, 2020
Investment securities available-for-sale to total assets	13.46%	12.39%
Loans to total deposits	88.91	87.79
Interest-earning assets to total assets	94.43	94.64
Interest-bearing deposits to total deposits	64.44	68.49

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

The estimated impact on our net interest income as of March 31, 2021 and December 31, 2020, assuming immediate parallel moves in interest rates is presented in the table below.

	March 31, 2021		December 31, 2020
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	(3.9)%	(5.9)%	2.8%	5.5%
+300 basis points	1.0	(0.5)	5.5	7.6
+200 basis points	3.3	3.7	6.2	8.6
+100 basis points	4.5	6.8	5.7	8.2
-100 basis points	(3.3)	(5.4)	(3.3)	(5.2)
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
The table below presents the change in our economic value of equity as of March 31, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in our asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments and limitations on lowering certain deposit rates below zero.

Change in rates	March 31, 2021	December 31, 2020
+400 basis points	(3.0)%	15.0%
+300 basis points	3.0	19.0
+200 basis points	7.0	20.0
+100 basis points	7.0	15.0
-100 basis points	(14.0)	(26.0)

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
Part II - OTHER INFORMATION
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

Item 1A – Risk Factors
There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
Share Buyback Program. On December 16, 2020, the Company announced that its Board of Directors approved a new share repurchase program that began on January 1, 2021 and expires on December 31, 2022 to replace the prior repurchase program. This repurchase program authorizes the repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $10.0 million. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program can be extended, modified, suspended or discontinued at any time.

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended March 31, 2021.

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
January 1-31, 2021	—	$—	—	$10,000
February 1-28, 2021	52,349	22.78	52,349	8,807
March 1-31, 2021	7,296	23.44	7,296	8,636
Total	59,645	$22.86	59,645

Item 3 - Defaults Upon Senior Securities

None.
Item 4 – Mine Safety Disclosures

Not Applicable.
Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Level One Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 13, 2020).

3.2	Amended and Restated Bylaws of Level One Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

31.1	Principal Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Principal Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Principal Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2021, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of
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

Level One Bancorp, Inc.

Date: May 7, 2021	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2021	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)