Form 10-Q
period 2021-06-30
Level One Bancorp Inc
filed 2021-08-06
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of July 30, 2021, the number of shares outstanding of the registrant’s common stock, no par value, was 7,643,644 shares.

Level One Bancorp, Inc.

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(Dollars in thousands, except per share data)	(Unaudited)
Assets
Cash and cash equivalents	$218,366	$264,071
Securities available-for-sale	376,453	302,732
Other investments	14,398	14,398
Mortgage loans held for sale, at fair value	9,305	43,482
Loans:
Originated loans	1,580,175	1,498,458
Acquired loans	195,068	225,079
Total loans	1,775,243	1,723,537
Less: Allowance for loan losses	(23,144)	(22,297)
Net loans	1,752,099	1,701,240
Premises and equipment, net	15,524	15,834
Goodwill	35,554	35,554
Mortgage servicing rights, net	4,599	3,361
Core deposit intangibles, net	2,862	3,196
Bank-owned life insurance	29,576	18,200
Income tax benefit	5,491	3,686
Interest receivable and other assets	42,296	37,228
Total assets	$2,506,523	$2,442,982
Liabilities
Deposits:
Noninterest-bearing demand deposits	$734,451	$618,677
Interest-bearing demand deposits	142,862	127,920
Money market and savings deposits	629,378	619,900
Time deposits	525,117	596,815
Total deposits	2,031,808	1,963,312
Borrowings	182,639	185,684
Subordinated notes	29,651	44,592
Other liabilities	37,016	34,067
Total liabilities	2,281,114	2,227,655
Shareholders' equity
Preferred stock, no par value per share; authorized—50,000 shares; issued and outstanding—10,000 shares, with a liquidation preference of $2,500 per share, at June 30, 2021 and December 31, 2020	23,372	23,372
Common stock, no par value per share; authorized—20,000,000 shares; issued and outstanding—7,628,944 shares at June 30, 2021 and 7,633,780 shares at December 31, 2020	86,723	87,615
Retained earnings	110,243	96,158
Accumulated other comprehensive income, net of tax	5,071	8,182
Total shareholders' equity	225,409	215,327
Total liabilities and shareholders' equity	$2,506,523	$2,442,982
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Interest income
Originated loans, including fees	$17,167	$15,317	33,989	$29,356
Acquired loans, including fees	2,780	3,642	5,881	7,731
Securities:
Taxable	991	594	1,841	1,278
Tax-exempt	627	670	1,250	1,281
Federal funds sold and other investments	172	173	327	567
Total interest income	21,737	20,396	43,288	40,213
Interest Expense
Deposits	1,091	2,884	2,478	6,716
Borrowed funds	475	643	941	1,173
Subordinated notes	555	636	1,096	1,271
Total interest expense	2,121	4,163	4,515	9,160
Net interest income	19,616	16,233	38,773	31,053
Provision expense for loan losses	540	5,575	805	6,064
Net interest income after provision for loan losses	19,076	10,658	37,968	24,989
Noninterest income
Service charges on deposits	800	548	1,577	1,182
Net gain on sales of securities	—	899	20	1,428
Mortgage banking activities	2,711	5,684	8,522	8,272
Other charges and fees	815	658	1,485	1,597
Total noninterest income	4,326	7,789	11,604	12,479
Noninterest expense
Salary and employee benefits	9,352	9,598	19,274	18,228
Occupancy and equipment expense	1,583	1,567	3,291	3,095
Professional service fees	774	941	1,417	1,333
Acquisition and due diligence fees	—	176	—	1,647
FDIC premium expense	210	224	534	435
Marketing expense	281	230	414	452
Loan processing expense	193	193	524	427
Data processing expense	1,057	910	2,281	1,757
Core deposit premium amortization	166	192	334	384
Other expense	972	1,052	1,658	1,887
Total noninterest expense	14,588	15,083	29,727	29,645
Income before income taxes	8,814	3,364	19,845	7,823
Income tax provision	1,835	643	$3,907	992
Net income	$6,979	$2,721	15,938	$6,831
Preferred stock dividends	469	—	$938	—
Net income attributable to common shareholders	$6,510	$2,721	$15,000	$6,831
Per common share data:
Basic earnings per common share	$0.85	$0.35	1.96	$0.88
Diluted earnings per common share	$0.84	$0.35	1.94	$0.88
Cash dividends declared per common share	$0.06	$0.05	0.12	$0.10
Weighted average common shares outstanding—basic	7,520	7,676	7,524	7,636
Weighted average common shares outstanding—diluted	7,633	7,721	7,623	7,713
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$6,979	$2,721	$15,938	$6,831
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	2,500	3,322	(3,919)	6,071
Reclassification adjustment for gains included in income	—	(899)	(20)	(1,428)
Tax effect(1)	(524)	(532)	828	(975)
Net unrealized gains (losses) on securities available-for-sale, net of tax	1,976	1,891	(3,111)	3,668
Total comprehensive income, net of tax	$8,955	$4,612	$12,827	$10,499
(1) Includes no tax expense (benefit) related to the reclassification for the three months ended June 30, 2021 and $189 thousand of tax expense related to reclassification for the three months ended June 30, 2020. There was $4 thousand and $300 thousand tax expense related to reclassification for the six months ended June 30, 2021 and 2020, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (UNAUDITED)

	For the three months ended June 30, 2021
(Dollar in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at March 31, 2021	$23,372	$86,529	$104,191	$3,095	$217,187
Net income	—	—	6,979	—	6,979
Other comprehensive income	—	—	—	1,976	1,976
Dividends on 7.50% Series B Preferred Stock	—	—	(469)	—	(469)
Common stock dividends declared ($0.06 per share)	—	—	(458)	—	(458)
Stock-based compensation expense, net of tax impact	—	194	—	—	194
Balance at June 30, 2021	$23,372	$86,723	$110,243	$5,071	$225,409

	For the six months ended June 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2020	$23,372	$87,615	$96,158	$8,182	$215,327
Net income	—	—	15,938	—	15,938
Other comprehensive income	—	—	—	(3,111)	(3,111)
Redeemed stock (59,645 shares)	—	(1,364)	—	—	(1,364)
Dividends on 7.50% Series B Preferred Stock	—	—	(938)	—	(938)
Common stock dividends declared ($0.12 per share)	—	—	(915)	—	(915)
Exercise of stock options (23,800 shares)	—	243	—	—	243
Stock-based compensation expense, net of tax impact	—	229	—	—	229
Balance at June 30, 2021	$23,372	$86,723	$110,243	$5,071	$225,409
See accompanying notes to the consolidated financial statements.

	For the three months ended June 30, 2020
(Dollar in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at March 31, 2020	$—	$88,910	$81,489	$5,369	$175,768
Net income	—	—	2,721	—	2,721
Other comprehensive income	—	—	—	1,891	1,891
Common stock dividends declared ($0.05 per share)	—	—	(386)	—	(386)
Exercise of stock options (3,500 shares)	—	34	—	—	34
Stock-based compensation expense, net of tax impact	—	231	—	—	231
Balance at June 30, 2020	$—	$89,175	$83,824	$7,260	$180,259

	For the six months ended June 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2019	$—	$89,345	$77,766	$3,592	$170,703
Net income	—	—	6,831	—	6,831
Other comprehensive income	—	—	—	3,668	3,668
Redeemed stock (25,256 shares)	—	(620)	—	—	(620)
Common stock dividends declared ($0.10 per share)	—	—	(773)	—	(773)
Exercise of stock options (10,000 shares)	—	95	—	—	95
Stock-based compensation expense, net of tax impact	—	355	—	—	355
Balance at June 30, 2020	$—	$89,175	$83,824	$7,260	$180,259
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the six months ended June 30, 2021
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$15,938	$6,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	798	833
Amortization of core deposit intangibles	334	385
Stock-based compensation expense	366	419
Provision expense for loan losses	805	6,064
Net securities premium amortization	1,416	1,035
Net gain on sales of securities	(20)	(1,428)
Originations of loans held for sale	(233,248)	(221,401)
Proceeds from sales of loans	270,102	220,081
Net gain on sales of loans	(8,647)	(8,272)
Accretion on acquired purchase credit impaired loans	(792)	(868)
Gain on sale of other real estate owned and repossessed assets	—	(185)
Increase in cash surrender value of life insurance	(276)	(235)
Amortization of debt issuance costs	59	17
Deferred income tax benefit	(836)	—
Net increase in accrued interest receivable and other assets	(4,020)	(24,508)
Net increase in accrued interest payable and other liabilities	2,115	12,030
Net cash provided by (used in) operating activities	44,094	(9,202)
Cash flows from investing activities
Net increase in loans	(46,570)	(366,554)
Principal payments on securities available-for-sale	15,481	12,486
Purchases of securities available-for-sale	(95,644)	(38,739)
Additions to premises and equipment	(489)	(473)
Purchase of bank owned life insurance	(11,100)	—
Proceeds from:
Sale and call of securities available-for-sale	1,107	42,438
Sale of other real estate owned and repossessed assets	—	2,217
Net cash used in acquisition	—	(29,464)
Net cash used in investing activities	(137,215)	(378,089)
Cash flows from financing activities
Net increase in deposits	68,496	421,103
Change in short-term borrowings	21	(65,699)
Issuances of FRB borrowings related to Paycheck Protection Program	—	270,437
Issuances of long-term borrowings	—	22,950
Repayment of long-term borrowings	(3,052)	—
Pay down of subordinated debt	(15,000)	—
Change in secured borrowing	(14)	(34)
Share buyback - redeemed stock	(1,364)	(620)
Preferred stock dividends paid	(938)	—
Common stock dividends paid	(839)	(695)
Proceeds from exercised stock options	243	95
Payments related to tax-withholding for share based compensation awards	(137)	(64)
Net cash provided by financing activities	47,416	647,473
Net change in cash and cash equivalents	(45,705)	260,182
Beginning cash and cash equivalents	264,071	103,930
Ending cash and cash equivalents	$218,366	$364,112

Supplemental disclosure of cash flow information:
Interest paid	$4,859	$9,016
Taxes paid	4,750	1,952
Transfer from loans held for sale to loans held for investment and repurchases	4,656	816
Transfer from loans to other real estate owned	—	1,172
Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Assets acquired—Ann Arbor State Bank	$—	$324,465
Liabilities assumed—Ann Arbor State Bank	—	283,350
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the “Company,” “Level One,” “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. In addition to the Company headquarters, as of June 30, 2021, its wholly owned bank subsidiary, Level One Bank (the "Bank"), had 17 offices, including 11 banking centers (our full service branches) in Metro Detroit, one banking center in Grand Rapids, one banking center in Jackson, three banking centers in Ann Arbor and one mortgage loan production office in Ann Arbor.
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
Use of Estimates:
To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore, future results could differ. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, its effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), as supplemented by the Consolidated Appropriations Act, 2021, provided for among other things, a small business lending program to originate paycheck protection loans and temporary relief for financial institutions related to troubled debt restructurings. Actual results may differ from those estimates.
Emerging Growth Company Status:
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) through December 31, 2023. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements we file in the future for as long as we remain an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies.
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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" to provide guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and only applies to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In addition, the ASU provides optional expedients for applying the requirements of certain topics or industry subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. The ASU allows companies to apply the standard as of the beginning of the interim period that includes March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of this guidance to its financial statements; however, the impact is not expected to be material.
NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
U.S. government sponsored entities & agencies	$25,543	$58	$(756)	$24,845
State and political subdivision	138,099	7,683	(409)	145,373
Mortgage-backed securities: residential	22,077	162	(132)	22,107
Mortgage-backed securities: commercial	23,648	421	(307)	23,762
Collateralized mortgage obligations: residential	10,816	108	(11)	10,913
Collateralized mortgage obligations: commercial	54,028	765	(803)	53,990
U.S. Treasury	54,976	32	(342)	54,666
SBA	15,995	119	(67)	16,047
Asset backed securities	10,018	1	(49)	9,970
Corporate bonds	14,835	26	(81)	14,780
Total available-for-sale	$370,035	$9,375	$(2,957)	$376,453
December 31, 2020
U.S. government sponsored entities & agencies	$26,575	$103	$(320)	$26,358
State and political subdivision	124,053	8,751	(81)	132,723
Mortgage-backed securities: residential	25,729	352	—	26,081
Mortgage-backed securities: commercial	11,434	484	—	11,918
Collateralized mortgage obligations: residential	13,320	138	(12)	13,446
Collateralized mortgage obligations: commercial	57,398	1,206	(92)	58,512
SBA	17,639	61	(107)	17,593
Asset backed securities	10,229	—	(157)	10,072
Corporate bonds	5,998	34	(3)	6,029
Total available-for-sale	$292,375	$11,129	$(772)	$302,732
The proceeds from sales and calls of securities and the associated gains and losses for the periods below were as follows:

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Proceeds	$65	$11,068	$1,107	$42,438
Gross gains	—	899	20	1,437
Gross losses	—	—	—	(9)

The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$6,270	$6,314
One to five years	57,714	58,541
Five to ten years	167,022	167,868
Beyond ten years	139,029	143,730
Total	$370,035	$376,453
Securities pledged at June 30, 2021 and December 31, 2020 had a carrying amount of $94.3 million and $98.7 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of June 30, 2021, the Bank held 67 tax-exempt state and local municipal securities totaling $52.5 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at June 30, 2021 and December 31, 2020 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
June 30, 2021
Available-for-sale
U.S. government sponsored entities & agencies	$19,244	$(756)	$—	$—	$19,244	$(756)
State and political subdivision	26,220	(409)	—	—	26,220	(409)
Mortgage-backed securities: residential	15,319	(132)	8	—	15,327	(132)
Mortgage-backed securities: commercial	16,396	(307)	—	—	16,396	(307)
Collateralized mortgage obligations: residential	970	—	982	(11)	1,952	(11)
Collateralized mortgage obligations: commercial	31,250	(803)	—	—	31,250	(803)
U.S. Treasury	49,847	(342)	—	—	49,847	(342)
SBA	—	—	7,742	(67)	7,742	(67)
Asset backed securities	1,948	(3)	4,437	(46)	6,385	(49)
Corporate bonds	8,504	(81)	—	—	8,504	(81)
Total available-for-sale	$169,698	$(2,833)	$13,169	$(124)	$182,867	$(2,957)
December 31, 2020
Available-for-sale
U.S. government sponsored entities & agencies	$19,680	$(320)	$—	$—	$19,680	$(320)
State and political subdivision	4,880	(81)	—	—	4,880	(81)
Collateralized mortgage obligations: residential	—	—	1,109	(12)	1,109	(12)
Collateralized mortgage obligations: commercial	26,477	(92)	—	—	26,477	(92)
SBA	—	—	12,209	(107)	12,209	(107)
Asset backed securities	—	—	10,072	(157)	10,072	(157)
Corporate bonds	2,497	(3)	—	—	2,497	(3)
Total available-for-sale	$53,534	$(496)	$23,390	$(276)	$76,924	$(772)
As of June 30, 2021, the Company's investment portfolio consisted of 323 securities, 58 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The

Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021.
NOTE 3—LOANS
The following table presents the recorded investment in loans at June 30, 2021 and December 31, 2020. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
June 30, 2021
Commercial real estate	$659,306	$120,024	$779,330
Commercial and industrial	591,831	50,775	642,606
Residential real estate	328,359	24,154	352,513
Consumer	679	115	794
Total	$1,580,175	$195,068	$1,775,243
December 31, 2020
Commercial real estate	$587,631	$133,201	$720,832
Commercial and industrial	629,434	56,070	685,504
Residential real estate	280,645	34,831	315,476
Consumer	748	977	1,725
Total	$1,498,458	$225,079	$1,723,537
At June 30, 2021 and December 31, 2020, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $9.3 million and $43.5 million, respectively. During the three months ended June 30, 2021 and 2020, the Company sold residential real estate loans with proceeds totaling $88.4 million and $131.6 million, respectively and $270.1 million and $220.1 million, during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, $259.3 million and $290.1 million, respectively, of PPP loans were included in the commercial and industrial loan balance.
Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued and other real estate owned obtained through foreclosure and other repossessed assets. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded at their net realizable value based on the principal and interest the Company expects to collect on these loans. There were $252 thousand and $12 thousand in commitments to lend additional funds to borrowers whose loans were classified as nonaccrual as of June 30, 2021 and December 31, 2020, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial real estate	$4,536	$7,320
Commercial and industrial	5,247	7,490
Residential real estate	3,931	3,991
Consumer	10	15
Total nonaccrual loans	13,724	18,816
Total nonperforming assets	$13,724	$18,816
Loans 90 days or more past due and still accruing	$263	$269
At June 30, 2021 and December 31, 2020, the loans that were 90 days or more past due and still accruing were PCI loans.

Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
June 30, 2021
Commercial real estate	$773,812	$5,015	$503	$—	$779,330
Commercial and industrial	641,214	567	—	825	642,606
Residential real estate	350,481	264	178	1,590	352,513
Consumer	793	1	—	—	794
Total	$1,766,300	$5,847	$681	$2,415	$1,775,243
December 31, 2020
Commercial real estate	$714,196	$4,863	$1,773	$—	$720,832
Commercial and industrial	681,106	893	3,505	—	685,504
Residential real estate	305,800	5,420	1,110	3,146	315,476
Consumer	1,723	—	—	2	1,725
Total	$1,702,825	$11,176	$6,388	$3,148	$1,723,537
Impaired Loans:
Information as to impaired loans, excluding PCI loans, was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans	$13,724	$18,816
Performing troubled debt restructurings:
Commercial and industrial	336	546
Residential real estate	429	432
Total performing troubled debt restructurings	765	978
Total impaired loans, excluding purchase credit impaired loans	$14,489	$19,794
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
The CARES Act was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for financial institutions related to troubled debt restructurings. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends the relief related to troubled debt restructurings to the earlier of January 1, 2022 or 60 days after the national emergency termination date. As a result of the COVID-19 pandemic, the Company is currently working with borrowers to provide short-term payment modifications. Any short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs based on interagency guidance. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of June 30, 2021, we had $7.5 million of loans that remained on a COVID-related deferral of which $7.4 million of loans had payments deferred greater than six months. The $7.4 million of loans were commercial loans and residential real estate loans and represented 0.42% of our total loan portfolio. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. The Company’s modification programs are designed to provide temporary relief for current borrowers affected by the COVID-19 pandemic. The Company has presumed that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.
As of June 30, 2021 and December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $7.5 million and $4.8 million, respectively. The Company allocated a specific reserve of $398 thousand for those loans at June 30, 2021 and a specific reserve of $317 thousand for those loans at December 31, 2020. The Company had not committed to lend additional amounts to borrowers whose loans have been modified. As of June 30, 2021, there were $6.7 million of nonperforming TDRs and $765 thousand of performing TDRs included in impaired loans. As of December 31, 2020, there were $3.8 million of nonperforming TDRs and $978 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified as TDRs during the six months ended June 30, 2021 and the three and six months ended June 30, 2020 by type of concession granted. There were no loans modified as TDRs during the three months ended June 30, 2021. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
Six months ended June 30, 2021
Commercial real estate	$—	$—	$438	1	$438	$—	$—
Commercial and industrial	—	—	2,412	2	2,412	—	—
Total	$—	$—	$2,850	3	$2,850	$—	$—
Three months ended June 30, 2020
Residential real estate	$—	$75	$—	1	$75	$—	$—
Total	$—	$75	$—	1	$75	$—	$—
Six months ended June 30, 2020
Residential real estate	$—	$75	$—	1	$75	$—	$—
Total	$—	$75	$—	1	$75	$—	$—
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified as TDRs during the twelve months ended June 30, 2021 for which there was a subsequent payment default, including the recorded investment during the six months ended June 30, 2021. There were no loans modified as TDRs during the twelve months ending June 30, 2021 for which there was a subsequent default during the three months ended June 30, 2021. There were no loans modified as TDRs during the twelve months ended June 30, 2020 for which there was a subsequent default during the three or six months ended June 30, 2020. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the six months ended June 30, 2021
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	2	$1,599	$—
Total	2	$1,599	$—
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2021
Commercial real estate	$749,821	$18,311	$10,697	$501	$779,330
Commercial and industrial	584,056	40,253	17,220	1,077	642,606
Total	$1,333,877	$58,564	$27,917	$1,578	$1,421,936
December 31, 2020
Commercial real estate	$685,690	$21,570	$13,045	$527	$720,832
Commercial and industrial	637,285	25,727	21,876	616	685,504
Total	$1,322,975	$47,297	$34,921	$1,143	$1,406,336
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2021
Residential real estate	$348,582	$3,931	$352,513
Consumer	784	10	794
Total	$349,366	$3,941	$353,307
December 31, 2020
Residential real estate	$311,485	$3,991	$315,476
Consumer	1,710	15	1,725
Total	$313,195	$4,006	$317,201

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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
June 30, 2021
Commercial real estate	$3,607	$1,697
Commercial and industrial	4,704	165
Residential real estate	627	2,674
Total PCI loans	$8,938	$4,536
December 31, 2020
Commercial real estate	$5,109	$1,773
Commercial and industrial	643	274
Residential real estate	4,017	2,949
Total PCI loans	$9,769	$4,996
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Accretable yield at beginning of period	$6,695	$8,733	$7,097	$9,141
Additions due to acquisitions	—	—	—	35
Accretion of income	(390)	(425)	(792)	(868)
Adjustments to accretable yield	(63)	66	(63)	66
Accretable yield at end of period	$6,242	$8,374	$6,242	$8,374
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of June 30, 2021, the Company had 5 PCI loan pools and 9 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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
Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
June 30, 2021
Individually evaluated impaired loans:
Commercial real estate	$4,536	$—	$4,536	$4,845	$—
Commercial and industrial	4,335	1,246	5,581	6,242	387
Residential real estate	1,998	195	2,193	2,289	28
Total	$10,869	$1,441	$12,310	$13,376	$415
December 31, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,320	$—	$7,320	$7,720	$—
Commercial and industrial	7,964	630	8,594	9,208	307
Residential real estate	2,153	192	2,345	2,447	25
Total	$17,437	$822	$18,259	$19,375	$332

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended June 30, 2021
Individually evaluated impaired loans:
Commercial real estate	$4,660	$—	$—
Commercial and industrial	6,203	6	115
Residential real estate	2,020	5	10
Total	$12,883	$11	$125
For the six months ended June 30, 2021
Individually evaluated impaired loans:
Commercial real estate	$5,783	$—	$302
Commercial and industrial	6,950	15	115
Residential real estate	2,160	11	10
Total	$14,893	$26	$427
For the three months ended June 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$3,680	$—	$—
Commercial and industrial	6,809	11	66
Residential real estate	1,456	10	—
Total	$11,945	$21	$66
For the six months ended June 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$3,866	$—	$—
Commercial and industrial	8,761	22	84
Residential real estate	1,457	19	—
Total	$14,084	$41	$84

Activity in the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended June 30, 2021
Allowance for loan losses:
Beginning balance	$10,511	$8,525	$3,534	$8	$22,578
Provision expense (benefit) for loan losses	420	(154)	273	1	540
Gross chargeoffs	—	(7)	—	(8)	(15)
Recoveries	—	26	12	3	41
Net (chargeoffs) recoveries	—	19	12	(5)	26
Ending allowance for loan losses	$10,931	$8,390	$3,819	$4	$23,144
For the six months ended June 30, 2021
Allowance for loan losses:
Beginning balance	$9,975	$8,786	$3,527	$9	$22,297
Provision expense (benefit) for loan losses	956	(414)	260	3	805
Gross chargeoffs	—	(18)	—	(14)	(32)
Recoveries	—	36	32	6	74
Net (chargeoffs) recoveries	—	18	32	(8)	42
Ending allowance for loan losses	$10,931	$8,390	$3,819	$4	$23,144
For the three months ended June 30, 2020
Allowance for loan losses:
Beginning balance	$6,123	$5,423	$1,441	$2	$12,989
Provision for loan losses	1,864	2,581	1,117	13	5,575
Gross chargeoffs	—	(1,532)	—	(12)	(1,544)
Recoveries	—	24	7	12	43
Net (chargeoffs) recoveries	—	(1,508)	7	—	(1,501)
Ending allowance for loan losses	$7,987	$6,496	$2,565	$15	$17,063
For the six months ended June 30, 2020
Allowance for loan losses:
Beginning Balance	$5,773	$5,515	$1,384	$2	$12,674
Provision for loan losses	2,214	2,668	1,140	42	6,064
Gross chargeoffs	—	(1,719)	—	(43)	(1,762)
Recoveries	—	32	41	14	87
Net (chargeoffs) recoveries	—	(1,687)	41	(29)	(1,675)
Ending Allowance for loan losses	$7,987	$6,496	$2,565	$15	$17,063

Allocation of the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
June 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$387	$28	$—	$415
Collectively evaluated for impairment	10,500	7,997	3,558	4	22,059
Acquired with deteriorated credit quality	431	6	233	—	670
Ending allowance for loan losses	$10,931	$8,390	$3,819	$4	$23,144
Balance of loans:
Individually evaluated for impairment	$4,536	$5,581	$2,193	$—	$12,310
Collectively evaluated for impairment	773,098	636,860	347,645	794	1,758,397
Acquired with deteriorated credit quality	1,697	165	2,674	—	4,536
Total loans	$779,330	$642,606	$352,513	$794	$1,775,243
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$—	$307	$25	$—	$332
Collectively evaluated for impairment	9,550	8,465	3,273	9	21,297
Acquired with deteriorated credit quality	425	14	229	—	668
Ending allowance for loan losses	$9,975	$8,786	$3,527	$9	$22,297
Balance of loans:
Individually evaluated for impairment	$7,320	$8,594	$2,345	$—	$18,259
Collectively evaluated for impairment	711,739	676,636	310,182	1,725	1,700,282
Acquired with deteriorated credit quality	1,773	274	2,949	—	4,996
Total loans	$720,832	$685,504	$315,476	$1,725	$1,723,537
NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Land	$3,525	$3,514
Buildings	10,907	10,656
Leasehold improvements	3,011	3,017
Furniture, fixtures and equipment	7,959	7,786
Total premises and equipment	$25,402	$24,973
Less: Accumulated depreciation	9,878	9,139
Net premises and equipment	$15,524	$15,834
Depreciation expense was $396 thousand and $420 thousand for the three months ended June 30, 2021 and 2020, and $798 thousand and $833 thousand for the six months ended June 30, 2021 and 2020, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $454 thousand and $462 thousand for the three months ended June 30, 2021 and 2020, and $905 thousand and $923 thousand for the six months ended June 30, 2021 and 2020, respectively.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill of $4.6 million, $4.8 million, and $26.2 million, respectively. Total goodwill was $35.6 million at June 30, 2021 and December 31, 2020.

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
Since the price of our stock did not fully recover during the third quarter of 2020, the Company engaged a third-party valuation firm to perform a quantitative analysis of goodwill as of August 31, 2020 ("the valuation date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events on financial performance; the market price of our common stock and other relevant events. In addition, the valuation relied on financial projections through 2023 and growth rates prepared by management. Based on the valuation prepared, it was determined that the Company's estimated fair value of the reporting unit at August 31, 2020 was greater than its book value, and impairment of goodwill was not required.
The Company completed its annual goodwill impairment review as of October 1, 2020, noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net Small Business Administration ("SBA") fees related to Paycheck Protection Program ("PPP") loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and October 1, 2020. Management also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through June 30, 2021, the stock was trading above book value as of June 30, 2021, and it is more likely than not that there was no goodwill impairment as of June 30, 2021.
Intangible Assets:    The Company recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Gross carrying amount	$5,708	$5,708
Accumulated amortization	(2,846)	(2,512)
Net Intangible	$2,862	$3,196
Amortization expense for the CDIs was $166 thousand and $193 thousand for the three months ended June 30, 2021 and 2020, respectively, and $334 thousand and $385 thousand for the six months ended June 30, 2021 and 2020, respectively.
NOTE 7—MORTGAGE SERVICING RIGHTS, NET
The Company has recorded a mortgage servicing rights asset for residential real estate mortgage loans that are sold to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization or estimated fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The unpaid principal balances of these loans at June 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Residential real estate mortgage loan portfolios serviced for:
FNMA	$478,161	$320,467
Custodial escrow balances maintained with these serviced loans were $6.4 million and $1.9 million at June 30, 2021 and December 31, 2020, respectively.

Activity for mortgage servicing rights was as follows for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Mortgage servicing rights:
Balance, beginning of period	$4,346	$213	$3,361	$76
Originated servicing	563	1,035	2,412	1,177
Amortization	(310)	(35)	(1,174)	(40)
Balance, end of period	$4,599	$1,213	$4,599	$1,213
Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance was $(29) thousand and $(8) thousand for the three months ended June 30, 2021 and 2020, respectively, and $(257) thousand and $(36) thousand for the six months ended June 30, 2021 and 2020, respectively.
The Company recorded a valuation allowance of $17 thousand related to mortgage servicing rights during the first quarter of 2020, which was then reversed during the second quarter of 2020 as a result of the fair value at June 30, 2020 being higher than book value. There was no valuation allowance related to mortgage servicing rights during the three or six months ended June 30, 2021.
The fair value of mortgage servicing rights was $6.6 million and $4.0 million at June 30, 2021 and December 31 2020, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. The fair value at June 30, 2021 was determined using a discount rate of 8.00% and prepayment speeds ranging from 5.89% to 7.06%, depending on the stratification of the specific rights. The fair value at December 31, 2020 was determined using a discount rate of 7.75% and prepayment speeds ranging from 8.44% to 10.41%, depending on the stratification of the specific right.
NOTE 8—BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase	$3,225	0.25%	$3,204	0.30%
Total short-term borrowings	3,225	0.25	3,204	0.30
Long-term debt:
Secured borrowing due in 2022	1,290	1.00	1,304	1.00
FHLB advances due in 2022 to 2029(2)	178,124	1.06	181,176	1.09
Subordinated notes due in 2025 and 2029(3)	29,651	4.75	44,592	5.29
Total long-term debt	209,065	1.58	227,072	1.91
Total short-term and long-term borrowings	$212,290	1.56%	$230,276	1.89%
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At June 30, 2021, the long-term FHLB advances consisted of 0.42% - 2.93% fixed rate notes and can be called through 2024 without penalty by the issuer. The June 30, 2021 balance includes FHLB advances of $178.0 million and purchase accounting premiums of $124 thousand. The December 31, 2020 balance includes FHLB advances of $181.0 million and purchase accounting premiums of $176 thousand.
(3) The June 30, 2021 balance includes subordinated notes of $30.0 million and debt issuance costs of $349 thousand. The December 31, 2020 balance includes subordinated notes of $45.0 million and debt issuance costs of $408 thousand.
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The $178.0 million of long-term FHLB advances as of June 30, 2021 were secured by a blanket lien on $567.8 million of real estate-related loans. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $193.7 million from the FHLB at June 30, 2021. In addition, the Bank can borrow up to $157.5 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.1 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of June 30, 2021 and December 31, 2020.
At June 30, 2021, the Company had $3.2 million of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $4.3 million at June 30, 2021.
The Company had a secured borrowing of $1.3 million as of June 30, 2021 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
At June 30, 2021, the Company had $30.0 million outstanding subordinated notes and $349 thousand of debt issuance costs. The debt issuance costs are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
The $15.0 million of subordinated notes issued on December 21, 2015 had a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. As of December 15, 2020, the notes had a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly through maturity. The notes were scheduled to mature on December 15, 2025, and the Company had the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event. These subordinated notes were redeemed in June 2021.
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
The Company has a short term line of credit of $30.0 million with Comerica Bank with a fixed interest rate of 4.05% per annum and a commitment fee of 0.20% on the average daily balance of the unused portion of the line of credit. As of June 30, 2021, the Company had no balance on the Comerica Bank line of credit. The Company participated in the PPP and also had the ability to borrow from the Federal Reserve's special purpose Paycheck Protection Program Liquidity Facility ("PPPLF") for additional funding. At June 30, 2021, the Company had no borrowings from the PPPLF.
NOTE 9—INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2017 tax return year and forward.
A reconciliation of expected income tax expense using the federal statutory rate of 21% as of June 30, 2021 and 2020 and actual income tax expense is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Income tax expense based on federal corporate tax rate	$1,851	$706	$4,168	$1,642
Changes resulting from:
Tax-exempt income	(158)	(165)	(305)	(315)
Net operating loss carryback due to CARES Act	—	—	—	(290)
Disqualified dispositions from stock options	(4)	—	(4)	(175)
Other, net	146	102	48	130
Income tax expense	$1,835	$643	$3,907	$992
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
The Company reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the six months ended June 30, 2021 and 2020, the Company issued 40,420 and 38,170 restricted stock awards, respectively, under the 2018 Plan. There were 130,927 shares available for issuance as of June 30, 2021.
Stock Options
As of June 30, 2021, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the six months ended June 30, 2021 or June 30, 2020.
The summary of our stock option activity for the six months ended June 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of period	345,218	$16.83	4.1
Exercised	(23,800)	10.19
Forfeited	(1,500)	10.00
Options outstanding, end of period	319,918	17.36	3.9
Options exercisable	319,918	$17.36	3.9
The aggregate intrinsic value was $3.2 million for both options outstanding and exercisable as of June 30, 2021. As of June 30, 2021, there was no unrecognized compensation cost related to stock options granted under the Stock Option Plan.
Share-based compensation expense charged against income was $11 thousand for the three months ended June 30, 2020, and $6 thousand and $22 thousand for the six months ended June 30, 2021 and 2020, respectively. There was no share-based compensation expense charged against income for the three months ended June 30, 2021.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the six months ended June 30, 2021 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	93,270	$24.75
Granted	40,420	21.22
Vested	(22,220)	25.54
Forfeited	(3,700)	27.44
Nonvested at June 30, 2021	107,770	$23.17
As of June 30, 2021, there was $1.4 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan. The cost is expected to be recognized over a weighted average period of 1.95 years. The total fair value of shares vested during the six months ended June 30, 2021 was $568 thousand.

Total expense for restricted stock awards totaled $232 thousand and $220 thousand for the three months ended June 30, 2021 and 2020, respectively, and $360 thousand and $397 thousand for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, there was $137 thousand and $64 thousand, respectively, of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment. We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At June 30, 2021, the allowance for off-balance sheet risk was $389 thousand, compared to $490 thousand at December 31, 2020, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$7,871	$6,525	$18,269	$17,058
Unused lines of credit	34,104	400,766	28,898	385,307
Unused standby letters of credit and commercial letters of credit	3,687	—	2,340	1,992
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $7.9 million as of June 30, 2021, had interest rates ranging from 3.5% to 6.50% and maturities ranging from 1 year to 30 years.
NOTE 12—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2021, the Company and Bank met all capital adequacy requirements to which they were subject.
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
At June 30, 2021 and December 31, 2020, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under regulatory guidelines. There are no conditions or events that management believes have changed the Company or the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Common equity tier 1 to risk-weighted assets:
Consolidated	$158,395	9.66%	$73,769	4.50%	$114,752	7.00%
Bank	203,456	12.41%	73,793	4.50%	114,789	7.00%	$106,590	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$181,767	11.09%	$98,359	6.00%	$139,342	8.50%
Bank	203,456	12.41%	98,391	6.00%	139,387	8.50%	$131,187	8.00%
Total capital to risk-weighted assets:
Consolidated	$231,947	14.15%	$131,145	8.00%	$172,128	10.50%
Bank	223,992	13.66%	131,187	8.00%	172,184	10.50%	$163,984	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$181,767	7.24%	$100,468	4.00%	$100,468	4.00%
Bank	203,456	8.11%	100,296	4.00%	100,296	4.00%	$125,370	5.00%
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,938	9.30%	$70,141	4.50%	$109,108	7.00%
Bank	185,655	11.94%	69,950	4.50%	108,812	7.00%	$101,040	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$168,310	10.80%	$93,521	6.00%	$132,488	8.50%
Bank	185,655	11.94%	93,267	6.00%	132,129	8.50%	$124,356	8.00%
Total capital to risk-weighted assets:
Consolidated	$232,386	14.91%	$124,695	8.00%	$163,662	10.50%
Bank	205,127	13.20%	124,356	8.00%	163,218	10.50%	$155,446	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$168,310	6.93%	$97,200	4.00%	$97,200	4.00%
Bank	185,655	7.67%	96,809	4.00%	96,809	4.00%	$121,011	5.00%
(1) Reflects the capital conservation buffer of 2.5% for risk-weighted asset ratios.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2021, the Bank had the capacity to pay the Company a dividend of up to $51.9 million without the need to obtain prior regulatory approval.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Securities available for sale:
U.S. government sponsored entities and agencies	$24,845	$—	$24,845	$—
State and political subdivision	145,373	—	144,187	1,186
Mortgage-backed securities: residential	22,107	—	22,107	—
Mortgage-backed securities: commercial	23,762	—	23,762	—
Collateralized mortgage obligations: residential	10,913	—	10,913	—
Collateralized mortgage obligations: commercial	53,990	—	53,990	—
U.S. Treasury	54,666	—	54,666	—
SBA	16,047	—	16,047	—
Asset backed securities	9,970	—	9,970	—
Corporate bonds	14,780	—	14,780	—
Total securities available for sale	376,453	—	375,267	1,186
Loans held for sale	9,305	—	9,305	—
Loans measured at fair value:
Residential real estate	11,059	—	—	11,059
Derivative assets:
Customer-initiated derivatives	8,009	—	8,009	—
Forward contracts related to mortgage loans to be delivered for sale	46	—	46	—
Interest rate lock commitments	575	—	575	—
Total assets at fair value	$405,447	$—	$393,202	$12,245
Derivative liabilities:
Customer-initiated derivatives	8,009	—	8,009	—
Forward contracts related to mortgage loans to be delivered for sale	55	—	55	—
Total liabilities at fair value	$8,064	$—	$8,064	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Securities available for sale:
U.S. government sponsored entities and agencies	$26,358	$—	$26,358	$—
State and political subdivision	132,723	—	131,259	1,464
Mortgage-backed securities: residential	26,081	—	26,081	—
Mortgage-backed securities: commercial	11,918	—	11,918	—
Collateralized mortgage obligations: residential	13,446	—	13,446	—
Collateralized mortgage obligations: commercial	58,512	—	58,512	—
SBA	17,593	—	17,593	—
Asset backed securities	10,072	—	10,072	—
Corporate bonds	6,029	—	6,029	—
Total securities available for sale	$302,732	$—	$301,268	$1,464
Loans held for sale	43,482	—	43,482	—
Loans measured at fair value:
Residential real estate	8,037	—	—	8,037
Derivative assets:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	46	—	46	—
Interest rate lock commitments	2,194	—	2,194	—
Total assets at fair value	$369,006	$—	$359,505	$9,501
Derivative liabilities:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	423	—	423	—
Total liabilities at fair value	$12,938	$—	$12,938	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the six months ended June 30, 2021 or year ended December 31, 2020. The Level 3 investment securities disclosed as of June 30, 2021 and December 31, 2020 were acquired from Ann Arbor State Bank during the first quarter of 2020.
The following table summarizes the changes in Level 3 loans measured at fair value on a recurring basis.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Loans held for investment
Beginning balance	$9,109	$3,712	$8,037	$4,063
Transfers from loans held for sale	2,423	776	4,656	816
Gains (losses):
Recorded in "Mortgage banking activities"	20	4	(354)	(3)
Repayments	(493)	(436)	(1,280)	(820)
Ending balance	$11,059	$4,056	$11,059	$4,056
There were $101 thousand in loans held for investment measured at fair value that were on nonaccrual status or 90 days past due with a fair value of $101 thousand as of June 30, 2021. There were $105 thousand in loans held for investment measured at fair value that were on nonaccrual status or 90 days past due with a fair value of $109 thousand as of December 31, 2020.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment.
As of June 30, 2021 and December 31, 2020, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Aggregate fair value	$9,305	$43,482
Contractual balance	8,983	41,808
Unrealized gain	322	1,674
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for the three months ended June 30, 2021 and 2020 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Change in fair value	$(26)	$306	$(1,352)	$645
Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
June 30, 2021
Impaired loans:
Commercial and industrial	$735	$735
Mortgage servicing rights	6,615	6,615
Total	$7,350	$7,350
December 31, 2020
Impaired loans:
Commercial and industrial	$1,270	$1,270
Mortgage servicing rights	3,981	3,981
Total	$5,251	$5,251
The Company recorded specific reserves of $176 thousand and $95 thousand to reduce the value of the impaired loans noted above at June 30, 2021 and December 31, 2020, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded no chargeoffs during the six months ended June 30, 2021 related to the impaired loans at fair value. There were chargeoffs of $315 thousand related to impaired loans at fair value during the year ended December 31, 2020.
There were no write downs recorded in other real estate owned during the six months ended June 30, 2021 or the year ended December 31, 2020.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Fair value at June 30, 2021	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$735	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	25.00-100.00%
Mortgage servicing rights	6,615	Discounted cash flow	Prepayment speed	6.11%
			Discount rate	8.00%

(Dollars in thousands)	Fair value at December 31, 2020	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,270	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-90.00%
Mortgage servicing rights	3,981	Discounted cash flow	Prepayment speed	8.71%
			Discount rate	7.75%
The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at June 30, 2021 and December 31, 2020 are noted in the table below.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2021
Financial assets:
Cash and cash equivalents	$218,366	$31,695	$186,671	$—	$218,366
Other investments	14,398	N/A	N/A	N/A	N/A
Net loans	1,752,099	—	—	1,783,925	1,783,925
Accrued interest receivable	7,213	—	1,789	5,424	7,213
Financial liabilities:
Deposits	2,031,808	—	2,070,668	—	2,070,668
Borrowings	182,639	—	187,169	—	187,169
Subordinated notes	29,651	—	31,500	—	31,500
Accrued interest payable	737	—	737	—	737
December 31, 2020
Financial assets:
Cash and cash equivalents	$264,071	$25,245	$238,826	$—	$264,071
Other investments	14,398	N/A	N/A	N/A	N/A
Net loans	1,701,240	—	—	1,740,093	1,740,093
Accrued interest receivable	7,511	—	1,460	6,051	7,511
Financial liabilities:
Deposits	1,963,312	—	2,022,399	—	2,022,399
Borrowings	185,684	—	192,546	—	192,546
Subordinated notes	44,592	—	45,902	—	45,902
Accrued interest payable	1,081	—	1,081	—	1,081
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

The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$150,599	$8,009	$136,023	$12,515
Forward contracts related to mortgage loans to be delivered for sale	10,355	46	10,191	46
Interest rate lock commitments	44,200	575	91,531	2,194
Total derivatives included in other assets	$205,154	$8,630	$237,745	$14,755
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$150,599	$8,009	$136,023	$12,515
Forward contracts related to mortgage loans to be delivered for sale	26,430	55	92,899	423
Interest rate lock commitments	551	—	—	—
Total derivatives included in other liabilities	$177,580	$8,064	$228,922	$12,938

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

		For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	Location of Gain (Loss)	2021	2020	2021	2020
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking activities	$(602)	$(831)	$1,494	$(2,789)
Interest rate lock commitments	Mortgage banking activities	(85)	(110)	(1,619)	1,417
Total loss recognized in income		$(687)	$(941)	$(125)	$(1,372)

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
June 30, 2021
Offsetting derivative assets:
Customer initiated derivatives	$8,009	$—	$8,009	$—	$—	$8,009
Offsetting derivative liabilities:
Customer initiated derivatives	$8,009	$—	$8,009	$—	$10,383	$(2,374)
December 31, 2020
Offsetting derivative assets:
Customer initiated derivatives	$12,515	$—	$12,515	$—	$—	$12,515
Offsetting derivative liabilities:
Customer initiated derivatives	$12,515	$—	$12,515	$—	$15,383	$(2,868)
NOTE 15—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$9,118	$25,779
Investment in banking subsidiary	247,099	232,671
Investment in captive insurance subsidiary	—	1,625
Income tax benefit	83	355
Other assets	54	63
Total assets	$256,354	$260,493
Liabilities
Subordinated notes	$29,651	$44,592
Accrued expenses and other liabilities	1,294	574
Total liabilities	30,945	45,166
Shareholders' equity	225,409	215,327
Total liabilities and shareholders' equity	$256,354	$260,493

Statements of Income and Comprehensive Income—Parent Company

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Income
Dividend income from bank subsidiary	$—	$—	$—	$36,500
Dividend income from captive subsidiary	—	—	1,629	—
Total income	$—	$—	$1,629	$36,500
Expenses
Interest on borrowed funds	—	11	—	22
Interest on subordinated notes	555	635	1,096	1,271
Other expenses	308	278	532	715
Total expenses	$863	$924	$1,628	$2,008
Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	(863)	(924)	1	34,492
Income tax (benefit) expense	(8)	28	210	155
Equity in (overdistributed) undistributed earnings of subsidiaries	7,850	3,617	15,727	(27,816)
Net income	$6,979	$2,721	$15,938	$6,831
Other comprehensive income (loss)	1,976	1,891	(3,111)	3,668
Total comprehensive income, net of tax	$8,955	$4,612	$12,827	$10,499

Statements of Cash Flows—Parent Company

	For the six months ended June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$15,938	$6,831
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	(15,727)	27,816
Stock based compensation expense	42	42
Increase in other assets, net	281	99
Increase (decrease) in other liabilities, net	703	(28)
Net cash provided by operating activities	1,237	34,760
Cash flows from investing activities
Cash used in acquisitions	—	(67,944)
Net cash used in investing activities	—	(67,944)
Cash flows from financing activities
Pay down of subordinated debt	(15,000)	—
Share buyback - redeemed stock	(1,364)	(620)
Common stock dividends paid	(839)	(695)
Preferred stock dividends paid	(938)	—
Proceeds from exercised stock options	243	95
Net cash used in financing activities	(17,898)	(1,220)
Net decrease in cash and cash equivalents	(16,661)	(34,404)
Beginning cash and cash equivalents	25,779	35,210
Ending cash and cash equivalents	$9,118	$806

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
The calculation of basic and diluted earnings per share using the two-class method for the periods noted below was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income	$6,979	$2,721	$15,938	$6,831
Preferred stock dividends	469	—	938	—
Net income available to common shareholders	6,510	2,721	15,000	6,831
Net income allocated to participating securities	92	19	204	82
Net income allocated to common shareholders (1)	$6,418	$2,702	$14,796	$6,749
Weighted average common shares - issued	7,629	7,732	7,629	7,729
Average unvested restricted share awards	(109)	(56)	(105)	(93)
Weighted average common shares outstanding - basic	7,520	7,676	7,524	7,636
Effect of dilutive securities:
Weighted average common stock equivalents	113	45	99	77
Weighted average common shares outstanding - diluted	7,633	7,721	$7,623	7,713
EPS available to common shareholders
Basic earnings per common share	$0.85	$0.35	$1.96	$0.88
Diluted earnings per common share	$0.84	$0.35	$1.94	$0.88
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
There were no common stock options excluded in computing diluted earnings per share for the three months ended June 30, 2021 because they were anti-dilutive. Common stock options of 160,668 shares were excluded in computing diluted earnings per common share for the three months ended June 30, 2020 because they were anti-dilutive. Common stock options for 30,000 and 117,334 shares tock were not considered in computing diluted earnings per common share for the six months ended June 30, 2021 and 2020, respectively, because they were anti-dilutive.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2021. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
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
Recent Developments
Second Quarter Common Stock Dividend. On June 15, 2021, Level One's Board of Directors declared a second quarter 2021 cash dividend of $0.06 per common share. The dividend was paid on July 15, 2021, to shareholders of record at the close of business on June 30, 2021.

Second Quarter Preferred Stock Dividend. On July 21, 2021, Level One’s Board of Directors declared a quarterly cash dividend of $46.88 per share on its 7.50% Non-Cumulative Perpetual Preferred Stock, Series B. Holders of depositary shares will receive $0.4688 per depositary share. The dividend is payable on August 15, 2021, to shareholders of record at the close of business on July 31, 2021.
Impact of COVID-19 Pandemic. The COVID-19 pandemic in the United States has had, and is expected to continue to have, a complex and significant impact on the economy, the banking industry and the Company.
Effects on Our Business. We currently expect that the COVID-19 pandemic; federal, state and local government responses to the pandemic; supply disruptions; labor availability challenges; and the effects of existing and future variants of the disease, such as the Delta variant; may continue to have a significant impact on our business. A substantial portion of the Bank’s borrowers in the restaurant and hospitality industries have endured substantial economic distress, and while those challenges have been largely mitigated by the PPP program and other governmental assistance, there is still some uncertainty about the ability of these clients to return to cash flow levels necessary to cover their debt service. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans.
Level One's Response to the COVID-19 Pandemic. Level One has taken comprehensive steps to help our customers, team members and communities during the current COVID-19 pandemic health crisis. For our customers, we have provided loan payment deferrals and offered fee waivers, among other actions.
Level One was also a participating lender in both the first and second rounds of the PPP. In 2020, the Bank originated 2,208 PPP loans in the aggregate principal amount of $417.0 million. From January 18, 2021 through June 30, 2021, Level One funded 1,531 new PPP loan applications for $234.2 million, of which 1,186 were for loans $150,000 or below. As of June 30, 2021, $259.3 million of PPP loans were still outstanding. The Bank is actively working with the borrowers of PPP loans to obtain loan forgiveness from the SBA.
We are continuing to enable the vast majority of our main office team members to work remotely each day. We have also taken significant actions to help ensure the safety of our team members whose roles require them to come into the office, which include the development, implementation and communication of protocols necessary for those who return. As of March 1, 2021, we opened branches for walk in services. We continue to evaluate this fluid situation and take additional actions as necessary.
Level One also recognizes that some of the most impacted industries are the restaurant and hospitality industries. As of June 30, 2021, Level One had less than 5.0% and 1.0% of loan concentrations in the restaurant and hospitality industries, respectively.

Selected Financial Data - Unaudited

	As of and for the three months ended			As of and for the six months ended
(Dollars in thousands, except per share data)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings Summary
Interest income	$21,737	$21,551	$20,396	$43,288	$40,213
Interest expense	2,121	2,394	4,163	4,515	9,160
Net interest income	19,616	19,157	16,233	38,773	31,053
Provision expense for loan losses	540	265	5,575	805	6,064
Noninterest income	4,326	7,278	7,789	11,604	12,479
Noninterest expense	14,588	15,139	15,083	29,727	29,645
Income before income taxes	8,814	11,031	3,364	19,845	7,823
Income tax provision	1,835	2,072	643	3,907	992
Net income	6,979	8,959	2,721	15,938	6,831
Preferred stock dividends	469	469	—	938	—
Net income available to common shareholders	6,510	8,490	2,721	15,000	6,831
Net income allocated to participating securities	92	111	19	204	82
Net income attributable to common shareholders	$6,418	$8,379	$2,702	$14,796	$6,749
Per Share Data
Basic earnings per common share	$0.85	$1.11	$0.35	$1.96	$0.88
Diluted earnings per common share	0.84	1.10	0.35	1.94	0.88
Diluted earnings per common share, excluding acquisition and due diligence fees (1)	0.84	1.10	0.37	1.94	1.05
Book value per common share	26.48	25.40	23.31	26.48	23.31
Tangible book value per common share (1)	20.84	19.78	18.09	20.84	18.09
Preferred shares outstanding (in thousands)	10	10	—	10	—
Common shares outstanding (in thousands)	7,629	7,630	7,734	7,629	7,734
Average basic common shares (in thousands)	7,520	7,528	7,676	7,524	7,636
Average diluted common shares (in thousands)	7,633	7,612	7,721	7,623	7,713
Selected Period End Balances
Total assets	$2,506,523	$2,572,726	$2,541,696	$2,506,523	$2,541,696
Securities available-for-sale	376,453	346,266	217,172	376,453	217,172
Total loans	1,775,243	1,861,691	1,815,353	1,775,243	1,815,353
Total deposits	2,031,808	2,093,965	1,821,351	2,031,808	1,821,351
Total liabilities	2,281,114	2,355,539	2,361,437	2,281,114	2,361,437
Total shareholders' equity	225,409	217,187	180,259	225,409	180,259
Total common shareholders' equity	202,037	193,815	180,259	202,037	180,259
Tangible common shareholders' equity (1)	159,022	150,887	139,913	159,022	139,913
Performance and Capital Ratios
Return on average assets	1.09%	1.44%	0.46%	1.26%	0.65%
Return on average equity	12.52	16.31	6.02	14.40	7.68
Net interest margin (fully taxable equivalent) (2)	3.30	3.33	2.98	3.31	3.17
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	60.93	57.27	62.79	59.01	68.10
Dividend payout ratio	7.02	4.50	14.22	5.59	10.19
Total shareholders' equity to total assets	8.99	8.44	7.09	8.99	7.09
Tangible common equity to tangible assets (1)	6.46	5.96	5.59	6.46	5.59
Common equity tier 1 to risk-weighted assets	9.66	9.63	8.76	9.66	8.76
Tier 1 capital to risk-weighted assets	11.09	11.11	8.76	11.09	8.76
Total capital to risk-weighted assets	14.15	15.18	12.81	14.15	12.81
Tier 1 capital to average assets (leverage ratio)	7.24	7.15	6.21	7.24	6.21
Asset Quality Ratios:
Net (recoveries) charge-offs to average loans	(0.01)%	—%	0.34%	—%	0.21%
Nonperforming assets as a percentage of total assets	0.55	0.60	0.33	0.55	0.33
Nonaccrual loans as a percent of total loans	0.77	0.83	0.46	0.77	0.46
Allowance for loan losses as a percentage of total loans	1.30	1.21	0.94	1.30	0.94
Allowance for loan losses as a percentage of nonaccrual loans	168.64	146.95	206.37	168.64	206.37
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	163.76	142.62	195.04	163.76	195.04
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
(Dollars in thousands, except per share data)	June 30, 2021	March 31, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders' equity	$225,409	$217,187	$180,259
Less:
Preferred stock	23,372	23,372	—
Total common shareholders' equity	202,037	193,815	180,259
Less:
Goodwill	35,554	35,554	35,554
Mortgage servicing rights, net	4,599	4,346	1,213
Other intangible assets, net	2,862	3,028	3,579
Tangible common shareholders' equity	$159,022	$150,887	$139,913

Common shares outstanding (in thousands)	7,629	7,630	7,734
Tangible book value per common share	$20.84	$19.78	$18.09

Total assets	$2,506,523	$2,572,726	$2,541,696
Less:
Goodwill	35,554	35,554	35,554
Mortgage servicing rights, net	4,599	4,346	1,213
Other intangible assets, net	2,862	3,028	3,579
Tangible assets	$2,463,508	$2,529,798	$2,501,350

Tangible common equity to tangible assets	6.46%	5.96%	5.59%

Adjusted Income and Diluted Earnings Per Share
	For the three months ended			For the six months ended
(Dollars in thousands, except per share data)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income, as reported	$6,979	$8,959	$2,721	$15,938	$6,831
Acquisition and due diligence fees	—	—	176	—	1,647
Income tax benefit (1)	—	—	(34)	—	(329)
Net income, excluding acquisition and due diligence fees	$6,979	$8,959	$2,863	$15,938	$8,149

Diluted earnings per share, as reported	$0.84	$1.10	$0.35	$1.94	$0.88
Effect of acquisition and due diligence fees, net of income tax benefit	—	—	0.02	—	0.17
Diluted earnings per common share, excluding acquisition and due diligence fees	$0.84	$1.10	$0.37	$1.94	$1.05

(1) Assumes income tax rate of 21% on deductible acquisition expenses.

Allowance for Loan Loss as a Percentage of Total Loans, Excluding PPP Loans
	As of
(Dollars in thousands, except per share data)	June 30, 2021	March 31, 2021	December 31, 2021	June 30, 2020
	(Unaudited)	(Unaudited)		(Unaudited)
Total loans	$1,775,243	$1,861,691	$1,723,537	$1,815,353
Less:
PPP loans	259,303	405,770	290,135	388,264
Total loans, excluding PPP loans	$1,515,940	$1,455,921	$1,433,402	$1,427,089

Allowance for loan loss	$23,144	$22,578	$22,297	$17,063
Allowance for loan loss as a percentage of total loans	1.30%	1.21%	1.29%	0.94%
Allowance for loan loss as a percentage of total loans excluding PPP loans	1.53%	1.55%	1.56%	1.20%
Results of Operations
Net Income
We had net income of $7.0 million, or $0.84 per diluted common share, for the three months ended June 30, 2021, compared to $2.7 million, or $0.35 per diluted common share, for the three months ended June 30, 2020. The increase of $4.3 million in net income reflected an increase of $3.4 million in net interest income, primarily due to higher interest income on loans due, in part, to the recognition of fees on PPP loans as they are forgiven, and lower interest expense on deposits. The increase in net income also reflected a decrease of $5.0 million in provision for loan loss, primarily due to a decrease in general reserves resulting from an increase in the economic qualitative factors in the second quarter of 2020 and a decrease of specific reserves, as well as a decrease of $495 thousand in noninterest expense, primarily as a result of lower salary and employee benefits expenses and acquisition and due diligence fees. These increases were partially offset by decreases of $3.5 million in noninterest income, primarily due to lower mortgage banking activities and net gain on sales of securities, and an increase of $1.2 million in income tax provision expense due to the higher income before taxes.
We had net income of $15.9 million, or $1.94 per diluted common share, for the six months ended June 30, 2021, compared to $6.8 million, or $0.88 per diluted common share, for the six months ended June 30, 2020. The increase of $9.1 million in net income primarily reflected an increase of $7.7 million in net interest income, primarily due to higher interest income on loans due, in part, to the recognition of fees on PPP loans as they are forgiven, and lower interest expense on deposits. The increase in net income also reflected a decrease of $5.3 million in provision for loan loss, primarily due to a decrease in general reserves resulting from an increase in the economic qualitative factors in the first half of 2020 and a decrease of specific reserves. These increases were partially offset by a $2.9 million increase of income tax provision primarily due to the higher income before taxes as well as a $875 thousand decrease in noninterest income primarily due to lower net gain on sales of securities.

Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings).
Net interest income of $19.6 million for the three months ended June 30, 2021 was $3.4 million higher than the net interest income of $16.2 million for the three months ended June 30, 2020. The three months ended June 30, 2021 included a $1.3 million increase in interest income as well as a $2.0 million decrease in interest expense, compared to the same period in 2020. The increase in interest income was primarily driven by increases of $1.0 million in interest and fees on loans and $354 thousand in interest on investment securities. The increase in interest and fees on loans for the three months ended June 30, 2021 compared to the same period in 2020 was mainly driven by an increase of $97.2 million in the average balance of loans as well as the Bank earning $3.7 million of net SBA fees on PPP loans, with the remaining $8.8 million of SBA fees expected to be earned over the life of the loans. The majority of the PPP loans are expected to mature two or five years from the date of funding, depending on the round of PPP funding, unless modified by the lender and borrower. We anticipate a large portion of the PPP loan balance will be forgiven before the maturity of the loans. In addition to the net SBA fees, the Bank also recognized $913 thousand of interest income on the PPP loans. The increase in interest income on investment securities was mainly due to an increase of $133.7 million in average balances due to excess liquidity from PPP loan forgiveness and increased deposit levels.
The decrease in interest expense was primarily driven by a decrease of $1.8 million in interest expense on deposits. The decrease in deposit interest expense was primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds interest rate of 150 basis points during the first quarter of 2020 despite increases in the average balance of deposits between the two periods.
Net interest income of $38.8 million for the six months ended June 30, 2021 was $7.7 million higher than the net interest income of $31.1 million for the six months ended June 30, 2020. The six months ended June 30, 2021 included a $3.1 million increase in interest income as well as a $4.6 million decrease in interest expense, compared to the same period in 2020. The increase in interest income was primarily driven by increases of $2.8 million in interest and fees on loans and $532 thousand in interest on investment securities. These increases were partially offset by a $240 thousand decrease in interest on federal funds and other investments. The increase in interest and fees on loans for the six months ended June 30, 2021 compared to the same period in 2020 was mainly driven by an increase of $247.2 million in the average balance of loans. In addition, in the six months ended June 30, 2021, the Bank earned $6.7 million of net SBA fees on PPP loans. In addition to the net SBA fees, the Bank also recognized $1.9 million of interest income on the PPP loans. The increase in interest income on investment securities was mainly due to an increase of $119.7 million in average balances due to excess liquidity from PPP loan forgiveness and increased deposit levels.
The decrease in interest expense was primarily driven by a decrease of $4.2 million in interest expense on deposits. The decrease in deposit interest expense was primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds interest rate of 150 basis points during the first quarter of 2020 despite increases in the average balance of deposits between the two periods.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the three months ended June 30, 2021 was 3.30%, compared to 2.98% for the same period in 2020. The increase of 32 basis points in the net interest margin year over year was primarily a result of a decrease in cost of funds, which declined 54 basis points to 0.55% in the second quarter of 2021, compared to 1.09% in the second quarter of 2020 primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds rate. The decrease in cost of funds was accompanied by a lower yields across most interest-earning assets, mostly reflecting the impact of lower market interest rates.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For both the three months ended June 30, 2021 and 2020, the yield on total loans was impacted by 4 basis points due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended June 30, 2021 and 2020, benefited by 3 basis points and 6 basis points, respectively, as a result of the excess accretable yield. For the six months ended June 30, 2021 and 2020, the yield on total loans was impacted by 5 and 6 basis points due to the accretable yield on purchased credit impaired loans. Our net interest margin for the six months ended June 30, 2021 and 2020, benefited by 4 basis points and 7 basis points, respectively, as a result of the excess accretable yield. As of June 30, 2021 and December 31, 2020, our remaining accretable yield was $6.2 million and $7.1 million, respectively, and our nonaccretable difference was $2.1 million and $2.7 million, respectively.
Our net interest margin (FTE) for the six months ended June 30, 2021 was 3.31%, compared to 3.17% for the same period in 2020. The increase of 14 basis points in the net interest margin year over year was primarily a result of a decrease in cost of funds, which declined 71 basis points to 0.59% in the first six months of 2021, compared to 1.30% in the first six months of 2020 primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the decreases in the target federal funds rate. The decrease in cost of funds was accompanied by a lower yields across most interest-earning assets, mostly reflecting the impact of lower market interest rates.

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
Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Average Balance Sheets:
Gross loans(1)	$1,853,438	$1,756,234	$1,854,726	$1,607,565
Investment securities: (2)
Taxable	248,739	115,271	231,935	116,554
Tax-exempt	103,184	102,955	102,699	98,406
Interest-earning cash balances	186,186	226,931	177,594	152,239
Other investments	14,398	12,398	14,398	12,392
Total interest-earning assets	$2,405,945	$2,213,789	$2,381,352	$1,987,156
Non-earning assets:	147,607	140,116	143,377	130,640
Total assets	$2,553,552	$2,353,905	$2,524,729	$2,117,796

Interest-bearing demand deposits	$143,290	$115,176	$138,082	$110,706
Money market and savings deposits	640,471	457,576	622,580	430,644
Time deposits	550,751	570,052	567,326	558,945
Borrowings	184,391	352,554	185,036	269,070
Subordinated notes	41,809	44,456	43,196	44,460
Total interest-bearing liabilities	1,560,712	1,539,814	1,556,220	1,413,825
Noninterest-bearing demand deposits	737,038	603,552	714,949	498,535
Other liabilities	32,852	29,750	32,235	27,622
Shareholders' equity	222,950	180,789	221,325	177,814
Total liabilities and shareholders' equity	$2,553,552	$2,353,905	$2,524,729	$2,117,796

Yields: (3)
Earning Assets
Gross loans	4.32%	4.34%	4.33%	4.64%
Investment securities:
Taxable	1.60%	2.07%	1.60%	2.21%
Tax-exempt	3.03%	3.22%	3.05%	3.20%
Interest earning cash balances	0.11%	0.12%	0.10%	0.43%
Other investments	3.40%	3.44%	3.29%	3.94%
Total interest earning assets	3.65%	3.73%	3.69%	4.10%

Interest-bearing liabilities
Interest-bearing demand deposits	0.15%	0.25%	0.15%	0.36%
Money market and savings deposits	0.18%	0.49%	0.22%	0.78%
Time deposits	0.54%	1.59%	0.60%	1.75%
Borrowings	1.03%	0.73%	1.03%	0.88%
Subordinated notes	5.32%	5.75%	5.12%	5.75%
Total interest-bearing liabilities	0.55%	1.09%	0.59%	1.30%

Interest spread	3.10%	2.64%	3.10%	2.80%
Net interest margin(4)	3.27%	2.95%	3.28%	3.14%
Tax equivalent effect	0.03%	0.03%	0.03%	0.03%
Net interest margin on a fully tax equivalent basis	3.30%	2.98%	3.31%	3.17%
(1) Includes nonaccrual loans.
(2) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $153 thousand and $154 thousand on tax-exempt securities for the three months ended June 30, 2021 and 2020, respectively, and $304 thousand and $286 thousand for the six months ended June 30, 2021 and 2020, respectively, using the federal corporate tax rate of 21%.
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

	For the three months ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(56)	$1,044	$988
Investment securities:
Taxable	(160)	557	397
Tax-exempt	(45)	2	(43)
Interest-earning cash balances	(6)	(11)	(17)
Other investments	(1)	17	16
Total interest income	(268)	1,609	1,341
Interest-bearing liabilities
Interest-bearing demand deposits	(33)	14	(19)
Money market and savings deposits	(434)	168	(266)
Time deposits	(1,434)	(74)	(1,508)
Borrowings	204	(372)	(168)
Subordinated debt	(44)	(37)	(81)
Total interest expense	(1,741)	(301)	(2,042)
Change in net interest income	$1,473	$1,910	$3,383

	For the six months ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(2,639)	$5,422	$2,783
Investment securities:
Taxable	(428)	991	563
Tax-exempt	(98)	67	(31)
Interest-earning cash balances	(279)	47	(232)
Other investments	(44)	36	(8)
Total interest income	(3,488)	6,563	3,075
Interest-bearing liabilities
Interest-bearing demand deposits	(133)	40	(93)
Money market and savings deposits	(1,527)	540	(987)
Time deposits	(3,230)	72	(3,158)
Borrowings	177	(409)	(232)
Subordinated debt	(140)	(35)	(175)
Total interest expense	(4,853)	208	(4,645)
Change in net interest income	$1,365	$6,355	$7,720
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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of June 30, 2021, and December 31, 2020, our remaining accretable yield was $6.2 million and $7.1 million, respectively, and our nonaccretable difference was $2.1 million and $2.7 million as of both dates.
The provision for loan losses was a provision expense of $540 thousand for the three months ended June 30, 2021, compared to $5.6 million for the three months ended June 30, 2020. The decrease of $5.0 million in the provision for loan losses was primarily due to a decrease in general reserves of $3.2 million due to a decrease in the economic qualitative factors within the allowance for loan loss model as a result of the deterioration of macroeconomic factors from the COVID-19 pandemic in the second quarter of 2020 as well as a decrease of $1.5 million in net chargeoffs resulting from a $1.3 million chargeoff on a nonaccrual loan during the second quarter of 2020.
The provision for loan losses was a provision expense of $805 thousand for the six months ended June 30, 2021, compared to $6.1 million for the six months ended June 30, 2020. The decrease of $5.3 million in the provision for loan losses was primarily due to a decrease in general reserves of $3.5 million as well as a decrease of $1.7 million in net chargeoffs both due to the same factors mentioned in the quarterly analysis above.

Noninterest Income
The following table presents noninterest income for the three and six months ended June 30, 2021 and 2020.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Noninterest income
Service charges on deposits	$800	$548	$1,577	$1,182
Net gain on sales of securities	—	899	20	1,428
Mortgage banking activities	2,711	5,684	8,522	8,272
Other charges and fees	815	658	1,485	1,597
Total noninterest income	$4,326	$7,789	$11,604	$12,479
Noninterest income decreased $3.5 million to $4.3 million for the three months ended June 30, 2021, compared to $7.8 million for the same period in 2020. The decrease in noninterest income year over year was primarily due to a decrease of $3.0 million in mortgage banking activities and $899 thousand in net gains on sales of investment securities. This was partially offset by increases of $252 thousand in service charges on deposits and $157 thousand in other charges and fees. The decrease in mortgage banking activities compared to the second quarter of 2020 was primarily due to $55.5 million lower residential loan originations held for sale and $40.4 million lower residential loans sold primarily as a result of the increase in interest rates and secondary market pricing. The decrease in net gains on sales of investment securities was due to no sales in the second quarter of 2021. The increase in service charges on deposits was primarily due to higher transaction volumes and deposit balances. The increase in other charges and fees was primarily due to increases in Visa Rebate income, interest rate swap fees, and bank owned life insurance interest income. These were partially offset by a decrease in gains on sale of other real estate owned.
Noninterest income decreased $875 thousand to $11.6 million for the six months ended June 30, 2021, compared to $12.5 million for the same period in 2020. The decrease in noninterest income was primarily due to decreases of $1.4 million in net gains on sales of securities and $112 thousand in other charges and fees. These decreases were partially offset by increases of $395 thousand in service charges on deposits and $250 thousand in mortgage banking activities. The decrease in net gains on sales of securities was primarily due to fewer securities sold during the first six months of 2021 compared to the same period in 2020. The decrease in other charges and fees was primarily due to a decrease in interest rate swap fees. The increase in service charges on deposits was due to higher transaction volumes and deposit balances. The increase in mortgage banking activities was primarily due to $10.1 million higher residential loan originations held for sale and $49.7 million higher residential loans sold primarily as a result of higher volumes during the first quarter of 2021 caused by the lower interest rate environment.
Noninterest Expense
The following table presents noninterest expense for the three and six months ended June 30, 2021 and 2020.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Noninterest expense
Salary and employee benefits	$9,352	$9,598	$19,274	$18,228
Occupancy and equipment expense	1,583	1,567	3,291	3,095
Professional service fees	774	941	1,417	1,333
Acquisition and due diligence fees	—	176	—	1,647
FDIC premium	210	224	534	435
Marketing expense	281	230	414	452
Loan processing expense	193	193	524	427
Data processing expense	1,057	910	2,281	1,757
Core deposit premium amortization	166	192	334	384
Other expense	972	1,052	1,658	1,887
Total noninterest expense	$14,588	$15,083	$29,727	$29,645
Noninterest expense decreased $495 thousand to $14.6 million for the three months ended June 30, 2021, as compared to $15.1 million for the same period in 2020. The decrease in noninterest expense year over year was mainly attributable to decreases of $246 thousand in salary and employee benefits, $176 thousand in acquisition and due diligence fees, and

$167 thousand in professional service fees. These decreases were partially offset by an increase of $147 thousand in data processing expense. The decrease in salary and employee benefits between the periods was primarily due to a decrease of $914 thousand in mortgage commissions expense partially offset by a $339 thousand increase in incentive compensation and a $206 thousand increase in salaries expense. The decrease in acquisition and due diligence fees was primarily due to certain post-merger integration costs incurred in the second quarter of 2020 following the acquisition of Ann Arbor State Bank. The decrease in professional service fees was primarily related to decreased residential mortgage volumes. The increase in data processing fees was primarily due to the new loan processing system used for PPP loans.
Noninterest expense increased $82 thousand to $29.7 million for the six months ended June 30, 2021, as compared to $29.6 million for the same period in 2020. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $1.0 million, data processing expense of $524 thousand, and $196 thousand of occupancy and equipment expense. These increases were partially offset by the decreases of $1.6 million in acquisition and due diligence fees and $229 thousand of other expenses. The increase in salary and employee benefits was primarily due to increases of $479 thousand in incentive compensation, $281 thousand in mortgage commission, and $217 thousand in contract labor. The increase in data processing expense was primarily due to the new loan processing system used for PPP loans. The increase in occupancy and equipment expense was primarily due to software maintenance and licensing. The decrease in acquisition and due diligence fees was primarily due to the acquisition of Ann Arbor State Bank in the first quarter of 2020.
Income Taxes and Tax-Related Items
During the three months ended June 30, 2021, we recognized income tax expense of $1.8 million on $8.8 million of pre-tax income resulting in an effective tax rate of 20.8%, compared to the same period in 2020, in which we recognized an income tax expense of $643 thousand on $3.4 million of pre-tax income, resulting in an effective tax rate of 19.1%.
During the six months ended June 30, 2021, we recognized income tax expense of $3.9 million on $19.8 million of pre-tax income resulting in an effective tax rate of 19.7%, compared to the same period in 2020, in which we recognized an income tax expense of $992 thousand on $7.8 million of pre-tax income, resulting in an effective tax rate of 12.7%.
The increase in income tax provision for the six months ended June 30, 2021 compared to the same period in 2020 was primarily as a result of a $290 thousand tax benefit related to the Ann Arbor State Bank net operating loss (NOL) in the first quarter of 2020 resulting from the CARES Act provision that allows for NOLs generated in 2018 to 2020 to be carried back five years. Additionally, disqualified dispositions of Ann Arbor State Bank’s stock options generated a $175 thousand tax benefit in the first quarter of 2020.
Refer to Note 9 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the three and six months ended June 30, 2021 and 2020.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Securities available-for-sale:
U.S. government sponsored entities and agencies	$24,845	$26,358
State and political subdivision	145,373	132,723
Mortgage-backed securities: residential	22,107	26,081
Mortgage-backed securities: commercial	23,762	11,918
Collateralized mortgage obligations: residential	10,913	13,446
Collateralized mortgage obligations: commercial	53,990	58,512
U.S. Treasury	54,666	—
SBA	16,047	17,593
Asset backed securities	9,970	10,072
Corporate bonds	14,780	6,029
Total securities available-for-sale	$376,453	$302,732
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At June 30, 2021, total investment securities were $376.5 million, or 15.0% of total assets, compared to $302.7 million, or 12.4% of total assets, at December 31, 2020. The $73.7 million increase in securities available-for-sale from December 31, 2020 to June 30, 2021, was due to the purchase of securities using the excess cash balances generated by the payoffs of PPP loans and increase in deposits. Securities with a carrying value of $94.3 million and $98.7 million were pledged at June 30, 2021 and December 31, 2020, respectively, to secure borrowings, deposits and mortgage derivatives.
As of June 30, 2021, the Company held 67 tax-exempt state and local municipal securities totaling $52.5 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2021 and December 31, 2020. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	June 30, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$4,013	1.63%	$1,530	1.60%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	1,258	2.44	13,202	2.46	47,826	2.72	75,813	2.89
Mortgage-backed securities: residential	—	—	81	1.47	48	2.35	21,948	1.32
Mortgage-backed securities: commercial	—	—	5,148	2.49	16,703	1.28	1,797	3.64
Collateralized mortgage obligations: residential	—	—	336	2.95	204	1.22	10,276	1.28
Collateralized mortgage obligations: commercial	—	—	6,815	3.15	40,382	1.28	6,831	2.36
U.S. Treasury	—	—	30,602	0.86	24,374	1.35	—	—
SBA	—	—	—	—	8,649	1.45	7,346	1.29
Asset backed securities	—	—	—	—	—	—	10,018	0.80
Corporate bonds	999	1.72	—	—	13,836	3.90	—	—
Total securities available-for-sale	$6,270	1.81%	$57,714	1.68%	$167,022	1.92%	$139,029	2.22%

	December 31, 2020
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$4,027	1.61%	$2,548	1.61%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	1,768	1.96	10,095	2.46	31,142	2.80	81,048	2.99
Mortgage-backed securities: residential	—	—	78	0.94	87	0.19	25,564	1.44
Mortgage-backed securities: commercial	847	1.36	3,795	2.46	4,985	1.69	1,807	3.64
Collateralized mortgage obligations: residential	—	—	46	4.02	559	2.11	12,715	1.25
Collateralized mortgage obligations: commercial	577	2.54	8,011	3.10	40,889	1.26	7,921	2.46
SBA	—	—	—	—	9,879	1.40	7,760	1.21
Asset backed securities	—	—	—	—	—	—	10,229	0.84
Corporate bonds	3,498	3.08	—	—	2,500	4.38	—	—
Total securities available-for-sale	$10,717	2.18%	$24,573	2.58%	$105,041	1.82%	$152,044	2.28%

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
Commercial and industrial loans include financing for commercial purposes in various lines of business, including manufacturing, service industry and professional service areas. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners. The PPP loans funded during the second and third quarters of 2020 and first and second quarters of 2021, which are guaranteed by the SBA, are reported within the commercial and industrial loan category.
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
The following table details our loan portfolio by loan type at the dates presented:

	As of June 30,	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Commercial real estate:
Non-owner occupied	$477,714	$445,810	$388,515	$367,671	$343,420
Owner occupied	301,616	275,022	216,131	194,422	168,342
Total commercial real estate	779,330	720,832	604,646	562,093	511,762
Commercial and industrial	642,606	685,504	410,228	383,455	377,686
Residential real estate	352,513	315,476	211,839	180,018	144,439
Consumer	794	1,725	896	999	1,036
Total loans	$1,775,243	$1,723,537	$1,227,609	$1,126,565	$1,034,923
Total loans were $1.78 billion at June 30, 2021, an increase of $51.7 million from December 31, 2020. The growth in our loan portfolio compared to December 31, 2020 was primarily due to new loan growth of $58.5 million in our commercial real estate portfolio and $37.0 million in our residential real estate portfolio. This was partially offset by a $42.9 million decrease in our commercial and industrial loan portfolio, $30.8 million of which was due to the net change in PPP loans. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of June 30, 2021, approximately 43.9% of our loans were commercial real estate, 36.2% were commercial and industrial, and 19.9% were residential real estate and consumer loans.
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

Loan Maturity/Rate Sensitivity

The following table shows the contractual maturities of our loans as of June 30, 2021.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
June 30, 2021
Commercial real estate	$104,843	$441,147	$233,340	$779,330
Commercial and industrial	180,564	389,517	72,525	642,606
Residential real estate	6,255	7,456	338,802	352,513
Consumer	175	576	43	794
Total loans	$291,837	$838,696	$644,710	$1,775,243
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$720,810	$229,657
Floating interest rates		117,886	415,053
Total		$838,696	$644,710
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
A loan is categorized as a troubled debt restructuring if a concession is granted, such as to provide for the reduction of either interest or principal, due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than the current market rate, forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. In accordance with bank regulatory guidance, troubled debt restructurings do not include short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of June 30, 2021, there were $7.5 million of loans that remained on a COVID-related deferral compared to $19.8 million as of December 31, 2020. As of June 30, 2021, $7.4 million of those loans had payments deferred greater than six months compared to $11.4 million as of December 31, 2020.
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
Total classified and criticized loans as of June 30, 2021 compared to December 31, 2020 were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Classified loans:
Substandard	$27,917	$34,921
Doubtful	1,578	1,143
Total classified loans	$29,495	$36,064
Special mention	58,564	47,297
Total classified and criticized loans	$88,059	$83,361
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of June 30,	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans
Commercial real estate	$4,536	$7,320	$4,832	$5,927	$2,257
Commercial and industrial	5,247	7,490	11,112	9,605	9,024
Residential real estate	3,931	3,991	2,569	2,915	2,767
Consumer	10	15	16	—	—
Total nonaccrual loans(1)	13,724	18,816	18,529	18,447	14,048
Other real estate owned	—	—	921	—	652
Total nonperforming assets	13,724	18,816	19,450	18,447	14,700
Performing troubled debt restructurings
Commercial and industrial	336	546	547	568	961
Residential real estate	429	432	359	363	261
Total performing troubled debt restructurings	765	978	906	931	1,222
Total impaired assets, excluding ASC 310-30 loans	$14,489	$19,794	$20,356	$19,378	$15,922
Loans 90 days or more past due and still accruing	$263	$269	$157	$243	$440
(1)Nonaccrual loans include nonperforming troubled debt restructurings of $6.7 million, $3.8 million, $3.0 million, $5.0 million and $6.4 million at the respective dates indicated above.
During the six months ended June 30, 2021 and 2020, the Company recorded $453 thousand and $125 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.`
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $4.5 million, $5.0 million, $6.0 million, $7.9 million, and $9.7 million at the respective dates indicated in the table above.

Nonperforming assets decreased $5.1 million as of June 30, 2021 compared to December 31, 2020. The decrease in nonperforming assets was attributable to a decrease in nonaccrual loans primarily due to the pay off of three commercial loan relationships totaling $4.5 million.
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
The allowance for our nonimpaired loans, which includes commercial real estate, commercial and industrial, residential real estate, and consumer loans that are not individually evaluated for impairment, begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our historical loss data. Additional allowance estimates for commercial and industrial and commercial real estate loans are based on internal credit risk ratings. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. There is no allowance on PPP loans (included in the commercial and industrial loan category) since they are 100% guaranteed by the SBA.
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
The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$22,578	$12,989	$22,297	$12,674
Loan charge-offs:
Commercial and industrial	(7)	(1,532)	(18)	(1,719)
Consumer	(8)	(12)	(14)	(43)
Total loan charge-offs	(15)	(1,544)	(32)	(1,762)
Recoveries of loans previously charged-off:
Commercial real estate	—	—	—	—
Commercial and industrial	26	24	36	32
Residential real estate	12	7	32	41
Consumer	3	12	6	14
Total loan recoveries	41	43	74	87
Net (charge-offs) recoveries	26	(1,501)	42	(1,675)
Provision expense for loan losses	540	5,575	805	6,064
Balance at end of period	$23,144	$17,063	$23,144	$17,063
Allowance for loan losses as a percentage of period-end loans	1.30%	0.94%	1.30%	0.94%
Net (recoveries) charge-offs to average loans	(0.01)	0.34	—	0.21
Our allowance for loan losses was $23.1 million, or 1.30% of loans, at June 30, 2021 compared to $22.3 million, or 1.29% of loans, at December 31, 2020. As of June 30, 2021 and December 31, 2020, the allowance for loan losses as a percentage of loans excluding PPP loans, was 1.53% and 1.56%, respectively. The $847 thousand increase in the allowance for loan losses during the six months ended June 30, 2021 was primarily due to an increase in general reserves related to the increase in non-PPP loan balances.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
June 30, 2021
Balance at end of period applicable to:
Commercial real estate	$10,931	43.9%
Commercial and industrial	8,390	36.2
Residential real estate	3,819	19.9
Consumer	4	—
Total loans	$23,144	100.0%
December 31, 2020
Balance at end of period applicable to:
Commercial real estate	$9,975	41.8%
Commercial and industrial	8,786	39.8
Residential real estate	3,527	18.3
Consumer	9	0.1
Total loans	$22,297	100.0%
December 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,773	49.2%
Commercial and industrial	5,515	33.4
Residential real estate	1,384	17.3
Consumer	2	0.1
Total loans	$12,674	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
Goodwill
The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill. Total goodwill was $35.6 million at June 30, 2021 and December 31, 2020.
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
Since the price of our stock did not fully recover during the third quarter of 2020, the Company engaged a reputable, third-party valuation firm to perform a quantitative analysis of goodwill as of August 31, 2020 ("the valuation date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events on financial performance; the market price of our common stock; and other relevant events. In addition, the valuation relied on financial projections through 2023 and growth rates prepared by management. Based on the valuation prepared, it was determined that the Company's estimated fair value of the reporting unit at August 31, 2020 was greater than its book value, and impairment of goodwill was not required.

The Company completed its annual goodwill impairment review as of October 1, 2020, noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net SBA fees related to PPP loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and October 1, 2020. Management also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through June 30, 2021, the stock was trading above book value as of June 30, 2021, and it is more likely than not that there was no goodwill impairment as of June 30, 2021.
Deposits
Total deposits were $2.03 billion at June 30, 2021 and $1.96 billion at December 31, 2020, representing 89.1% and 88.1% of total liabilities, respectively. The increase in deposits of $68.5 million was comprised of increases of $130.7 million in demand deposits and $9.5 million in money market and savings deposits, partially offset by a decrease of $71.7 million in time deposits. The increase in deposits was primarily due to organic deposit growth during the six months ended June 30, 2021 mainly as a result of customers increasing their liquidity and government stimulus programs.
Our average interest-bearing deposit costs were 0.33% and 1.23% for the six months ended June 30, 2021 and 2020, respectively. The decrease in interest-bearing deposit costs between the two periods was impacted by the decrease in overnight market rates, as measured by the target federal funds interest rate. The target federal funds interest rate decreased 150 basis points during March 2020.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by The Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At June 30, 2021 and December 31, 2020, the Company had approximately $28.8 million and $29.3 million, respectively, of brokered deposits. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
Included in the brokered deposits total at June 30, 2021 and December 31, 2020 was $678 thousand and $1.2 million, respectively, in Certificate of Deposit Account Registry Service ("CDARS") one-way buys that were acquired from Ann Arbor State Bank.
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

The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended June 30, 2021
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$737,038	35.6%	—%
Interest-bearing demand deposits	143,290	6.9	0.15
Money market and savings deposits	640,471	30.9	0.18
Time deposits	550,751	26.6	0.54
Total deposits	$2,071,550	100.0%	0.21%

	Six Months Ended June 30, 2021
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$714,949	34.9%	—%
Interest-bearing demand deposits	138,082	6.8	0.15
Money market and savings deposits	622,580	30.5	0.22
Time deposits	567,326	27.8	0.60
Total deposits	$2,042,937	100.0%	0.24%
The following table shows the contractual maturity of time deposits, including CDARS and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	June 30, 2021
Maturing in:
3 months or less	$133,631
3 months to 6 months	86,779
6 months to 1 year	161,347
1 year or greater	86,686
Total	$468,443
Borrowings
Total debt outstanding at June 30, 2021 was $212.3 million, a decrease of $18.0 million from $230.3 million at December 31, 2020. The decrease in total borrowings was primarily due to a $15.0 million redemption of subordinated debt.
At June 30, 2021, FHLB advances were secured by a blanket lien on $567.8 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $4.3 million. At December 31, 2020, FHLB advances were secured by a blanket lien on $512.3 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $3.7 million.
As of June 30, 2021, the Company had $30.0 million of subordinated notes outstanding and debt issuance costs of $349 thousand related to these subordinated notes. As of December 31, 2020, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $408 thousand related to these subordinated notes.
The $15.0 million of subordinated notes issued on December 21, 2015 had a fixed interest rate of 6.375% per annum, payable semiannually through December 15, 2020. From December 15, 2020, through maturity, the notes had a floating interest rate of three-month LIBOR plus 477 basis points payable quarterly through maturity. The notes were scheduled to mature on December 15, 2025, and the Company had the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 15, 2020 or upon an occurrence of a Tier 2 capital event or tax event. These subordinated notes were redeemed in June 2021.
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
Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Securities sold under agreements to repurchase
Average daily balance	$3,299	$189	$3,262	$415
Weighted-average rate during period	0.25%	0.30%	0.26%	0.30%
Amount outstanding at period end	$3,225	$153	$3,225	$153
Weighted-average rate at period end	0.25%	0.30%	0.25%	0.30%
Maximum month-end balance	$3,498	$260	$3,993	$936
FHLB Advances
Average daily balance	$—	$7,692	$—	$8,214
Weighted-average rate during period	—%	0.29%	—%	0.98%
Maximum month-end balance	$—	$—	$—	$25,000
FHLB Line of Credit
Average daily balance	$11	$—	$6	$101
Weighted-average rate during period	—%	—%	—%	1.14%
Federal funds purchased
Average daily balance	$—	$22	$—	$291
Weighted-average rate during period	—%	1.19%	—%	1.81%

Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $10.1 million to $225.4 million at June 30, 2021 as compared to $215.3 million at December 31, 2020. The increase in shareholders' equity was primarily impacted by $15.9 million of net income generated during the six months ended June 30, 2021, partially offset by decreases of $3.1 million of accumulated other comprehensive income due to decreases in net unrealized gains on available-for-sale securities, $1.4 million of stock repurchased through the share buyback program, $938 thousand of dividends declared on our preferred stock and $915 thousand of dividends declared on our common stock during the six months ended June 30, 2021.
The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$217,187	$175,768	$215,327	$170,703
Net income	6,979	2,721	15,938	6,831
Other comprehensive income (loss)	1,976	1,891	(3,111)	3,668
Redeemed stock	—	—	(1,364)	(620)
Common stock dividends declared	(458)	(386)	(915)	(773)
Dividends on 7.50% Series B Preferred Stock	(469)	—	(938)	—
Exercise of stock options	—	34	243	95
Stock-based compensation expense	194	231	229	355
Balance at end of period	$225,409	$180,259	$225,409	$180,259
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
At June 30, 2021 and December 31, 2020, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.
The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
June 30, 2021
Common equity tier 1 to risk-weighted assets:
Consolidated	9.66%	4.50%	7.00%
Bank	12.41%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.09%	6.00%	8.50%
Bank	12.41%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.15%	8.00%	10.50%
Bank	13.66%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	7.24%	4.00%	4.00%
Bank	8.11%	4.00%	4.00%	5.00%
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	9.30%	4.50%	7.00%
Bank	11.94%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	10.80%	6.00%	8.50%
Bank	11.94%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.91%	8.00%	10.50%
Bank	13.20%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	6.93%	4.00%	4.00%
Bank	7.67%	4.00%	4.00%	5.00%
(1) Reflects the capital conservation buffer of 2.5% for risk-weighted asset ratios.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at June 30, 2021 were $748.0 million, a decrease of $90.6 million from $838.6 million at December 31, 2020. The decrease of $90.6 million was primarily due to decreases of $71.7 million in time deposits and $14.9 million in subordinated notes.
The following tables present our contractual obligations as of June 30, 2021 and December 31, 2020.

	Contractual Maturities as of June 30, 2021
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,735	$3,309	$2,343	$3,234	$10,621
Short-term borrowings	3,225	—	—	—	3,225
Long-term borrowings	13,124	14,290	22,000	130,000	179,414
Subordinated notes	—	—	—	29,651	29,651
Time deposits	429,301	90,876	4,940	—	525,117
Total	$447,385	$108,475	$29,283	$162,885	$748,028

	Contractual Maturities as of December 31, 2020
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,731	$3,478	$2,509	$3,775	$11,493
Short-term borrowings	3,204	—	—	—	3,204
Long-term borrowings	6,176	14,304	32,000	130,000	182,480
Subordinated notes	—	—	15,000	29,592	44,592
Time deposits	437,211	153,759	5,845	—	596,815
Total	$448,322	$171,541	$55,354	$163,367	$838,584
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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At June 30, 2021, the allowance for off-balance sheet risk was $389 thousand, compared to $490 thousand at December 31, 2020, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$7,871	$6,525	$18,269	$17,058
Unused lines of credit	34,104	400,766	28,898	385,307
Unused standby letters of credit and commercial letters of credit	3,687	—	2,340	1,992
Of the total unused lines of credit of $434.9 million at June 30, 2021, $54.9 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
During the second quarter of 2020, management took steps to increase liquidity on the balance sheet and expand the capacity for additional funding in the uncertain economic environment due to COVID-19. Management maintained an elevated level of liquidity on the balance sheet in the second quarter of 2021, and will continue to monitor and determine the appropriate levels of liquidity as economic conditions develop. Furthermore, the Company continues to monitor its capital ratios regularly and has benefited from income from participation in the PPP, offset by potential stress from the weakening economy due to the COVID-19 pandemic.
At June 30, 2021, we had liquid assets of $500.5 million, compared to $455.4 million at December 31, 2020. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale. Cash and due from banks decreased to $218.4 million, compared to $264.1 million at December 31, 2020 primarily as a result of purchasing additional securities available-for-sale.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2021, we had $178.1 million of outstanding borrowings from the FHLB, and these advances were secured by a blanket lien on $567.8 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $193.7 million from the FHLB. Additionally, the Bank can borrow up to $157.5 million through the unsecured lines of credit it has established with eight other banks, as well as $5.1 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $1.00 billion, based on current policy limits at June 30, 2021. Management believed that as of June 30, 2021, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	June 30, 2021	December 31, 2020
Investment securities available-for-sale to total assets	15.02%	12.39%
Loans to total deposits	87.37	87.79
Interest-earning assets to total assets	93.97	94.64
Interest-bearing deposits to total deposits	63.85	68.49

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

The estimated impact on our net interest income as of June 30, 2021 and December 31, 2020, assuming immediate parallel moves in interest rates is presented in the table below.

	June 30, 2021		December 31, 2020
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	(5.5)%	(10.7)%	2.8%	5.5%
+300 basis points	—	(4.3)	5.5	7.6
+200 basis points	2.6	1.0	6.2	8.6
+100 basis points	4.1	5.1	5.7	8.2
-100 basis points	(3.3)	(6.5)	(3.3)	(5.2)
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
The table below presents the change in our economic value of equity as of June 30, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in our asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments and limitations on lowering certain deposit rates below zero.

Change in rates	June 30, 2021	December 31, 2020
+400 basis points	(12.0)%	15.0%
+300 basis points	(5.0)	19.0
+200 basis points	1.0	20.0
+100 basis points	4.0	15.0
-100 basis points	(12.0)	(26.0)

Item 4 – Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

There were no repurchases of the Company’s shares of its outstanding common stock during the three months ended June 30, 2021.

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

10.1
Employment Agreement, dated as of May 6, 2020, among Level One Bancorp, Inc., Level One Bank and Timothy Mackay (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed July 20, 2021)

10.2
Amendment to Employment Agreement, dated as of July 16, 2021, among Level One Bancorp, Inc., Level One Bank and Timothy Mackay (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed July 20, 2021)

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
June 30, 2021, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of
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

Level One Bancorp, Inc.

Date: August 6, 2021	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
Chief Executive Officer
(principal executive officer)

Date: August 6, 2021	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)