Form 10-Q
period 2021-09-30
Level One Bancorp Inc
filed 2021-11-05
CIK 1412707

Section 1: 10-Q (10-Q)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
 ☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
 ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of October 29, 2021, the number of shares outstanding of the registrant’s common stock, no par value, was 7,641,044 shares.

Level One Bancorp, Inc.

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(Dollars in thousands, except per share data)	(Unaudited)
Assets
Cash and cash equivalents	$293,824	$264,071
Securities available-for-sale	389,528	302,732
Other investments	14,398	14,398
Mortgage loans held for sale, at fair value	15,351	43,482
Loans:
Originated loans	1,537,145	1,498,458
Acquired loans	182,572	225,079
Total loans	1,719,717	1,723,537
Less: Allowance for loan losses	(21,731)	(22,297)
Net loans	1,697,986	1,701,240
Premises and equipment, net	15,170	15,834
Goodwill	35,554	35,554
Mortgage servicing rights, net	5,051	3,361
Core deposit intangibles, net	2,695	3,196
Bank-owned life insurance	29,774	18,200
Income tax benefit	4,041	3,686
Interest receivable and other assets	40,511	37,228
Total assets	$2,543,883	$2,442,982
Liabilities
Deposits:
Noninterest-bearing demand deposits	$791,879	$618,677
Interest-bearing demand deposits	179,814	127,920
Money market and savings deposits	631,551	619,900
Time deposits	463,748	596,815
Total deposits	2,066,992	1,963,312
Borrowings	182,058	185,684
Subordinated notes	29,668	44,592
Other liabilities	31,231	34,067
Total liabilities	2,309,949	2,227,655
Shareholders' equity
Preferred stock, no par value per share; authorized—50,000 shares; issued and outstanding—10,000 shares, with a liquidation preference of $2,500 per share, at September 30, 2021 and December 31, 2020	23,372	23,372
Common stock, no par value per share; authorized—20,000,000 shares; issued and outstanding—7,639,544 shares at September 30, 2021 and 7,633,780 shares at December 31, 2020	86,926	87,615
Retained earnings	118,781	96,158
Accumulated other comprehensive income, net of tax	4,855	8,182
Total shareholders' equity	233,934	215,327
Total liabilities and shareholders' equity	$2,543,883	$2,442,982
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Interest income
Originated loans, including fees	$17,796	$15,274	$51,785	$44,630
Acquired loans, including fees	2,651	3,456	8,532	11,187
Securities:
Taxable	1,054	652	2,895	1,930
Tax-exempt	630	613	1,880	1,894
Federal funds sold and other investments	191	250	518	817
Total interest income	22,322	20,245	65,610	60,458
Interest Expense
Deposits	965	2,323	3,443	9,039
Borrowed funds	468	693	1,409	1,866
Subordinated notes	374	632	1,470	1,903
Total interest expense	1,807	3,648	6,322	12,808
Net interest income	20,515	16,597	59,288	47,650
Provision expense (recovery) for loan losses	(1,189)	4,270	(384)	10,334
Net interest income after provision for loan losses	21,704	12,327	59,672	37,316
Noninterest income
Service charges on deposits	859	616	2,436	1,798
Net gain on sales of securities	—	434	20	1,862
Mortgage banking activities	4,216	7,108	12,738	15,380
Other charges and fees	966	967	2,451	2,564
Total noninterest income	6,041	9,125	17,645	21,604
Noninterest expense
Salary and employee benefits	10,551	9,862	29,825	28,090
Occupancy and equipment expense	1,680	1,678	4,971	4,773
Professional service fees	847	808	2,264	2,141
Acquisition and due diligence fees	—	17	—	1,664
FDIC premium expense	244	287	778	722
Marketing expense	428	257	842	709
Loan processing expense	231	262	755	690
Data processing expense	928	844	3,209	2,601
Core deposit premium amortization	167	192	501	576
Other expense	913	919	2,571	2,805
Total noninterest expense	15,989	15,126	45,716	44,771
Income before income taxes	11,756	6,326	31,601	14,149
Income tax provision	2,291	1,117	6,198	2,109
Net income	$9,465	$5,209	$25,403	$12,040
Preferred stock dividends	468	—	1,406	—
Net income attributable to common shareholders	$8,997	$5,209	$23,997	$12,040
Per common share data:
Basic earnings per common share	$1.19	$0.68	$3.15	$1.56
Diluted earnings per common share	$1.16	$0.67	$3.10	$1.55
Cash dividends declared per common share	$0.06	$0.05	$0.18	$0.15
Weighted average common shares outstanding—basic	7,519	7,675	7,526	7,640
Weighted average common shares outstanding—diluted	7,638	7,712	7,631	7,701
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$9,465	$5,209	$25,403	$12,040
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(273)	1,425	(4,192)	7,497
Reclassification adjustment for gains included in income	—	(434)	(20)	(1,862)
Tax effect(1)	57	(208)	885	(1,184)
Net unrealized gains (losses) on securities available-for-sale, net of tax	(216)	783	(3,327)	4,451
Total comprehensive income, net of tax	$9,249	$5,992	$22,076	$16,491
(1) Includes no tax expense (benefit) related to the reclassification adjustment for gains (losses) included in income for the three months ended September 30, 2021. There was $91 thousand of tax expense related to the reclassification adjustment for gains included in income for the three months ended September 30, 2020. There was $4 thousand and $391 thousand of tax expense related to the reclassification adjustment for gains included in income for the nine months ended September 30, 2021 and 2020, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (UNAUDITED)

	For the three months ended September 30, 2021
(Dollar in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at June 30, 2021	$23,372	$86,723	$110,243	$5,071	$225,409
Net income	—	—	9,465	—	9,465
Other comprehensive income	—	—	—	(216)	(216)
Dividends on 7.50% Series B Preferred Stock	—	—	(468)	—	(468)
Common stock dividends declared ($0.06 per share)	—	—	(459)	—	(459)
Stock-based compensation expense, net of tax impact	—	203	—	—	203
Balance at September 30, 2021	$23,372	$86,926	$118,781	$4,855	$233,934

	For the nine months ended September 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2020	$23,372	$87,615	$96,158	$8,182	$215,327
Net income	—	—	25,403	—	25,403
Other comprehensive income	—	—	—	(3,327)	(3,327)
Redeemed stock (59,645 shares)	—	(1,364)	—	—	(1,364)
Dividends on 7.50% Series B Preferred Stock	—	—	(1,406)	—	(1,406)
Common stock dividends declared ($0.18 per share)	—	—	(1,374)	—	(1,374)
Exercise of stock options (23,800 shares)	—	243	—	—	243
Stock-based compensation expense, net of tax impact	—	432	—	—	432
Balance at September 30, 2021	$23,372	$86,926	$118,781	$4,855	$233,934
See accompanying notes to the consolidated financial statements.

	For the three months ended September 30, 2020
(Dollar in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at June 30, 2020	$—	$89,175	$83,824	$7,260	$180,259
Net income	—	—	5,209	—	5,209
Other comprehensive income	—	—	—	783	783
Preferred stock offering, net of issuance costs	23,370	—	—	—	23,370
Common stock dividends declared ($0.05 per share)	—	—	(387)	—	(387)
Stock-based compensation expense, net of tax impact	—	234	—	—	234
Balance at September 30, 2020	$23,370	$89,409	$88,646	$8,043	$209,468

	For the nine months ended September 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2019	$—	$89,345	$77,766	$3,592	$170,703
Net income	—	—	12,040	—	12,040
Other comprehensive income	—	—	—	4,451	4,451
Redeemed stock (25,256 shares)	—	(620)	—	—	(620)
Preferred stock offering, net of issuance costs	23,370	—	—	—	23,370
Common stock dividends declared ($0.15 per share)	—	—	(1,160)	—	(1,160)
Exercise of stock options (10,000 shares)	—	95	—	—	95
Stock-based compensation expense, net of tax impact	—	589	—	—	589
Balance at September 30, 2020	$23,370	$89,409	$88,646	$8,043	$209,468
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the nine months ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$25,403	$12,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,204	1,259
Amortization of core deposit intangibles	501	576
Stock-based compensation expense	569	653
Provision expense (benefit) for loan losses	(384)	10,334
Net securities premium amortization	2,180	1,526
Net gain on sales of securities	(20)	(1,862)
Originations of loans held for sale	(336,993)	(409,312)
Proceeds from sales of loans	371,371	377,238
Net gain on sales of loans	(12,988)	(15,373)
Accretion on acquired purchase credit impaired loans	(1,160)	(1,350)
Gain on sale of other real estate owned and repossessed assets	—	(263)
Increase in cash surrender value of life insurance	(474)	(353)
Amortization of debt issuance costs	76	115
Provision (benefit) for deferred income taxes	932	(3,758)
Net change in accrued interest receivable and other assets	(2,341)	(13,433)
Net change in accrued interest payable and other liabilities	(3,465)	2,490
Net cash provided by (used in) operating activities	44,411	(39,473)
Cash flows from investing activities
Net change in loans	9,057	(393,154)
Principal payments on securities available-for-sale	22,552	16,146
Purchases of securities available-for-sale	(116,827)	(83,170)
Purchases of Bank Owned Life Insurance	(11,100)	—
Purchases of other investments	—	(2,000)
Additions to premises and equipment	(541)	(665)
Proceeds from:
Sale and call of securities available-for-sale	1,107	47,789
Sale of other real estate owned and repossessed assets	—	2,356
Net cash used in acquisition	—	(29,464)
Net cash used in investing activities	(95,752)	(442,162)
Cash flows from financing activities
Net change in deposits	103,680	543,187
Change in short-term borrowings	(523)	(65,664)
Issuances of FRB borrowings related to Paycheck Protection Program	—	34,098
Issuances of long-term borrowings	—	20,923
Repayment of long-term borrowings	(3,071)	—
Net proceeds from issuance of preferred stock	—	23,370
Pay down of subordinated debt	(15,000)	—
Change in secured borrowing	(32)	(52)
Share buyback - redeemed stock	(1,364)	(620)
Preferred stock dividends paid	(1,406)	—
Common stock dividends paid	(1,296)	(1,082)
Proceeds from exercised stock options	243	95
Payments related to tax-withholding for share based compensation awards	(137)	(64)
Net cash provided by financing activities	81,094	554,191
Net change in cash and cash equivalents	29,753	72,556
Beginning cash and cash equivalents	264,071	103,930
Ending cash and cash equivalents	$293,824	$176,486

Supplemental disclosure of cash flow information:
Interest paid	$6,324	$12,117
Taxes paid	6,242	6,909
Transfer from loans held for sale to loans held for investment and repurchases	4,656	2,284
Transfer from loans to other real estate owned	—	1,172
Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Assets acquired—Ann Arbor State Bank	$—	$325,303
Liabilities assumed—Ann Arbor State Bank	—	283,526
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the “Company,” “Level One,” “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. In addition to the Company headquarters, as of September 30, 2021, its wholly owned bank subsidiary, Level One Bank (the "Bank"), had 17 offices, including 11 banking centers (our full service branches) in Metro Detroit, one banking center in Grand Rapids, one banking center in Jackson, three banking centers in Ann Arbor and one mortgage loan production office in Ann Arbor.
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
NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
U.S. government sponsored entities & agencies	$24,531	$41	$(536)	$24,036
State and political subdivision	139,755	7,358	(418)	146,695
Mortgage-backed securities: residential	20,026	167	(107)	20,086
Mortgage-backed securities: commercial	23,531	387	(378)	23,540
Collateralized mortgage obligations: residential	9,796	87	(12)	9,871
Collateralized mortgage obligations: commercial	52,918	674	(854)	52,738
U.S. Treasury	65,118	67	(287)	64,898
SBA	15,011	154	(57)	15,108
Asset backed securities	9,896	11	(49)	9,858
Corporate bonds	22,801	27	(130)	22,698
Total available-for-sale	$383,383	$8,973	$(2,828)	$389,528
December 31, 2020
U.S. government sponsored entities & agencies	$26,575	$103	$(320)	$26,358
State and political subdivision	124,053	8,751	(81)	132,723
Mortgage-backed securities: residential	25,729	352	—	26,081
Mortgage-backed securities: commercial	11,434	484	—	11,918
Collateralized mortgage obligations: residential	13,320	138	(12)	13,446
Collateralized mortgage obligations: commercial	57,398	1,206	(92)	58,512
SBA	17,639	61	(107)	17,593
Asset backed securities	10,229	—	(157)	10,072
Corporate bonds	5,998	34	(3)	6,029
Total available-for-sale	$292,375	$11,129	$(772)	$302,732
The proceeds from sales and calls of securities and the associated gains and losses for the periods below were as follows:

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Proceeds	$—	$5,351	$1,107	$47,789
Gross gains	—	434	20	1,871
Gross losses	—	—	—	(9)

The amortized cost and fair value of securities are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$7,839	$7,916
One to five years	59,824	60,459
Five to ten years	181,283	182,244
Beyond ten years	134,437	138,909
Total	$383,383	$389,528
Securities pledged at September 30, 2021 and December 31, 2020 had a carrying amount of $90.6 million and $98.7 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of September 30, 2021, the Bank held 68 tax-exempt state and local municipal securities totaling $52.8 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at September 30, 2021 and December 31, 2020 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
September 30, 2021
Available-for-sale
U.S. government sponsored entities & agencies	$—	$—	$19,464	$(536)	$19,464	$(536)
State and political subdivision	33,804	(418)	—	—	33,804	(418)
Mortgage-backed securities: residential	14,096	(107)	—	—	14,096	(107)
Mortgage-backed securities: commercial	16,241	(378)	—	—	16,241	(378)
Collateralized mortgage obligations: residential	906	(2)	950	(10)	1,856	(12)
Collateralized mortgage obligations: commercial	20,219	(484)	10,679	(370)	30,898	(854)
U.S. Treasury	55,186	(287)	—	—	55,186	(287)
SBA	—	—	6,282	(57)	6,282	(57)
Asset backed securities	4,770	(12)	2,493	(37)	7,263	(49)
Corporate bonds	12,920	(130)	—	—	12,920	(130)
Total available-for-sale	$158,142	$(1,818)	$39,868	$(1,010)	$198,010	$(2,828)
December 31, 2020
Available-for-sale
U.S. government sponsored entities & agencies	$19,680	$(320)	$—	$—	$19,680	$(320)
State and political subdivision	4,880	(81)	—	—	4,880	(81)
Collateralized mortgage obligations: residential	—	—	1,109	(12)	1,109	(12)
Collateralized mortgage obligations: commercial	26,477	(92)	—	—	26,477	(92)
SBA	—	—	12,209	(107)	12,209	(107)
Asset backed securities	—	—	10,072	(157)	10,072	(157)
Corporate bonds	2,497	(3)	—	—	2,497	(3)
Total available-for-sale	$53,534	$(496)	$23,390	$(276)	$76,924	$(772)
As of September 30, 2021, the Company's investment portfolio consisted of 330 securities, 67 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company did not consider these securities to be other-than-temporarily impaired at September 30, 2021.
NOTE 3—LOANS
The following table presents the recorded investment in loans at September 30, 2021 and December 31, 2020. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
September 30, 2021
Commercial real estate	$660,255	$114,606	$774,861
Commercial and industrial	494,689	45,857	540,546
Residential real estate	381,515	22,002	403,517
Consumer	686	107	793
Total	$1,537,145	$182,572	$1,719,717
December 31, 2020
Commercial real estate	$587,631	$133,201	$720,832
Commercial and industrial	629,434	56,070	685,504
Residential real estate	280,645	34,831	315,476
Consumer	748	977	1,725
Total	$1,498,458	$225,079	$1,723,537
At September 30, 2021 and December 31, 2020, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $15.4 million and $43.5 million, respectively. During the three months ended September 30, 2021 and 2020, the Company sold residential real estate loans with proceeds totaling $101.3 million and $157.2 million, respectively, and $371.4 million and $377.2 million during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, $147.6 million and $290.1 million, respectively, of PPP loans were included in the commercial and industrial loan balance.
Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued and other real estate owned obtained through foreclosure and other repossessed assets. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded at their net realizable value based on the principal and interest the Company expects to collect on these loans. There were $216 thousand and $12 thousand in commitments to lend additional funds to borrowers whose loans were classified as nonaccrual as of September 30, 2021 and December 31, 2020, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial real estate	$3,768	$7,320
Commercial and industrial	4,746	7,490
Residential real estate	3,610	3,991
Consumer	9	15
Total nonaccrual loans	12,133	18,816
Total nonperforming assets	$12,133	$18,816
Loans 90 days or more past due and still accruing	$162	$269

At September 30, 2021 and December 31, 2020, the loans that were 90 days or more past due and still accruing were PCI loans.
Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
September 30, 2021
Commercial real estate	$773,426	$1,435	$—	$—	$774,861
Commercial and industrial	540,441	105	—	—	540,546
Residential real estate	401,281	851	226	1,159	403,517
Consumer	783	9	1	—	793
Total	$1,715,931	$2,400	$227	$1,159	$1,719,717
December 31, 2020
Commercial real estate	$714,196	$4,863	$1,773	$—	$720,832
Commercial and industrial	681,106	893	3,505	—	685,504
Residential real estate	305,800	5,420	1,110	3,146	315,476
Consumer	1,723	—	—	2	1,725
Total	$1,702,825	$11,176	$6,388	$3,148	$1,723,537
Impaired Loans:
Information as to impaired loans, excluding PCI loans, was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans	$12,133	$18,816
Performing troubled debt restructurings:
Commercial and industrial	336	546
Residential real estate	426	432
Total performing troubled debt restructurings	762	978
Total impaired loans, excluding purchase credit impaired loans	$12,895	$19,794
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
The CARES Act was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for financial institutions related to troubled debt restructurings. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends the relief related to troubled debt restructurings to the earlier of January 1, 2022 or 60 days after the national emergency termination date. As a result of the COVID-19 pandemic, the Company is currently working with borrowers to provide short-term payment modifications. Any short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs based on interagency guidance. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2021, we had $1.1 million of loans that remained on a COVID-related deferral, and no loans that had payments deferred greater than six months. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. The Company’s modification programs are designed to provide temporary relief for current borrowers affected by the COVID-19 pandemic. The Company has presumed that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.
As of September 30, 2021 and December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $4.3 million and $4.8 million, respectively. The Company allocated a specific reserve of $351 thousand for those loans at September 30, 2021 and a specific reserve of $317 thousand for those loans at December 31, 2020. The Company had not committed to lend additional amounts to borrowers whose loans have been modified. As of September 30, 2021, there were $3.5 million of nonperforming TDRs and $762 thousand of performing TDRs included in impaired loans. As of December 31, 2020, there were $3.8 million of nonperforming TDRs and $978 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified as TDRs during the three and nine months ended September 30, 2020 by type of concession granted. There were no loans modified as TDRs during the three months ended September 30, 2021. There were three loans modified as TDRs during the nine months ended September 30, 2021 which were subsequently paid off during the three months ended September 30, 2021. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

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
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified as TDRs during the twelve months ended September 30, 2021 for which there was a subsequent payment default during the nine months ended September 30, 2021 and the recorded investment as of September 30, 2021. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the three months ended September 30, 2021 and the three or nine months ended September 30, 2020. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the nine months ended September 30, 2021
(Dollars in thousands)	Total number of loans	Total recorded investment	Provision for loan losses following a subsequent default
Commercial real estate	2	$1,556	$—
Total	2	$1,556	$—
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial real estate	$748,486	$15,683	$10,204	$488	$774,861
Commercial and industrial	476,728	48,959	13,790	1,069	540,546
Total	$1,225,214	$64,642	$23,994	$1,557	$1,315,407
December 31, 2020
Commercial real estate	$685,690	$21,570	$13,045	$527	$720,832
Commercial and industrial	637,285	25,727	21,876	616	685,504
Total	$1,322,975	$47,297	$34,921	$1,143	$1,406,336
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2021
Residential real estate	$399,907	$3,610	$403,517
Consumer	784	9	793
Total	$400,691	$3,619	$404,310
December 31, 2020
Residential real estate	$311,485	$3,991	$315,476
Consumer	1,710	15	1,725
Total	$313,195	$4,006	$317,201

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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
September 30, 2021
Commercial real estate	$3,656	$1,663
Commercial and industrial	4,545	—
Residential real estate	255	2,698
Total PCI loans	$8,456	$4,361
December 31, 2020
Commercial real estate	$5,109	$1,773
Commercial and industrial	643	274
Residential real estate	4,017	2,949
Total PCI loans	$9,769	$4,996
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Accretable yield at beginning of period	$6,242	$8,374	$7,097	$9,141
Additions due to acquisitions	—	—	—	35
Accretion of income	(368)	(482)	(1,160)	(1,350)
Adjustments to accretable yield	—	—	(63)	66
Accretable yield at end of period	$5,874	$7,892	$5,874	$7,892
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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of September 30, 2021, the Company had 5 PCI loan pools and 9 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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
Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
September 30, 2021
Individually evaluated impaired loans:
Commercial real estate	$3,768	$—	$3,768	$4,112	$—
Commercial and industrial	4,055	842	4,897	5,512	343
Residential real estate	1,801	135	1,936	2,283	27
Total	$9,624	$977	$10,601	$11,907	$370
December 31, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,320	$—	$7,320	$7,720	$—
Commercial and industrial	7,964	630	8,594	9,208	307
Residential real estate	2,153	192	2,345	2,447	25
Total	$17,437	$822	$18,259	$19,375	$332

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the three months ended September 30, 2021
Individually evaluated impaired loans:
Commercial real estate	$4,259	$—	$30
Commercial and industrial	5,356	8	118
Residential real estate	2,125	7	—
Total	$11,740	$15	$148
For the nine months ended September 30, 2021
Individually evaluated impaired loans:
Commercial real estate	$5,298	$—	$332
Commercial and industrial	6,449	23	233
Residential real estate	2,143	18	10
Total	$13,890	$41	$575
For the three months ended September 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,139	$—	$—
Commercial and industrial	8,960	12	—
Residential real estate	3,265	7	—
Total	$19,364	$19	$—
For the nine months ended September 30, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,433	$—	$—
Commercial and industrial	13,086	34	84
Residential real estate	3,266	26	—
Total	$23,785	$60	$84

Activity in the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the three months ended September 30, 2021
Allowance for loan losses:
Beginning balance	$10,931	$8,390	$3,819	$4	$23,144
Provision expense (benefit) for loan losses	(1,141)	(278)	232	(2)	(1,189)
Gross chargeoffs	—	(6)	(242)	(7)	(255)
Recoveries	—	8	14	9	31
Net (chargeoffs) recoveries	—	2	(228)	2	(224)
Ending allowance for loan losses	$9,790	$8,114	$3,823	$4	$21,731
For the nine months ended September 30, 2021
Allowance for loan losses:
Beginning balance	$9,975	$8,786	$3,527	$9	$22,297
Provision expense (benefit) for loan losses	(185)	(692)	492	1	(384)
Gross chargeoffs	—	(24)	(242)	(21)	(287)
Recoveries	—	44	46	15	105
Net (chargeoffs) recoveries	—	20	(196)	(6)	(182)
Ending allowance for loan losses	$9,790	$8,114	$3,823	$4	$21,731
For the three months ended September 30, 2020
Allowance for loan losses:
Beginning balance	$7,987	$6,496	$2,565	$15	$17,063
Provision expense (benefit) for loan losses	1,820	1,679	781	(10)	4,270
Gross chargeoffs	—	(10)	(110)	(4)	(124)
Recoveries	12	15	10	8	45
Net (chargeoffs) recoveries	12	5	(100)	4	(79)
Ending allowance for loan losses	$9,819	$8,180	$3,246	$9	$21,254
For the nine months ended September 30, 2020
Allowance for loan losses:
Beginning Balance	$5,773	$5,515	$1,384	$2	$12,674
Provision expense for loan losses	4,034	4,347	1,921	32	10,334
Gross chargeoffs	—	(1,729)	(110)	(47)	(1,886)
Recoveries	12	47	51	22	132
Net (chargeoffs) recoveries	12	(1,682)	(59)	(25)	(1,754)
Ending Allowance for loan losses	$9,819	$8,180	$3,246	$9	$21,254

Allocation of the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
September 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$343	$27	$—	$370
Collectively evaluated for impairment	9,353	7,771	3,563	4	20,691
Acquired with deteriorated credit quality	437	—	233	—	670
Ending allowance for loan losses	$9,790	$8,114	$3,823	$4	$21,731
Balance of loans:
Individually evaluated for impairment	$3,768	$4,897	$1,936	$—	$10,601
Collectively evaluated for impairment	769,430	535,649	398,883	793	1,704,755
Acquired with deteriorated credit quality	1,663	—	2,698	—	4,361
Total loans	$774,861	$540,546	$403,517	$793	$1,719,717
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$—	$307	$25	$—	$332
Collectively evaluated for impairment	9,550	8,465	3,273	9	21,297
Acquired with deteriorated credit quality	425	14	229	—	668
Ending allowance for loan losses	$9,975	$8,786	$3,527	$9	$22,297
Balance of loans:
Individually evaluated for impairment	$7,320	$8,594	$2,345	$—	$18,259
Collectively evaluated for impairment	711,739	676,636	310,182	1,725	1,700,282
Acquired with deteriorated credit quality	1,773	274	2,949	—	4,996
Total loans	$720,832	$685,504	$315,476	$1,725	$1,723,537
NOTE 5—PREMISES AND EQUIPMENT
Premises and equipment were as follows at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Land	$3,572	$3,514
Buildings	10,710	10,656
Leasehold improvements	3,007	3,017
Furniture, fixtures and equipment	8,147	7,786
Total premises and equipment	$25,436	$24,973
Less: Accumulated depreciation	10,266	9,139
Net premises and equipment	$15,170	$15,834
Depreciation expense was $406 thousand and $426 thousand for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $456 thousand and $450 thousand for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million for the nine months ended September 30, 2021 and 2020.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill of $4.6 million, $4.8 million, and $26.2 million, respectively. Total goodwill was $35.6 million at September 30, 2021 and December 31, 2020.

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
The Company completed its annual goodwill impairment review as of October 1, 2020, noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net Small Business Administration ("SBA") fees related to Paycheck Protection Program ("PPP") loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and October 1, 2020. Management also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through September 30, 2021, the stock was trading above book value as of September 30, 2021, and it is more likely than not that there was no goodwill impairment as of September 30, 2021.
Intangible Assets:    The Company recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Gross carrying amount	$5,708	$5,708
Accumulated amortization	(3,013)	(2,512)
Net Intangible	$2,695	$3,196
Amortization expense for the CDIs was $167 thousand and $191 thousand for the three months ended September 30, 2021 and 2020, respectively, and $501 thousand and $576 thousand for the nine months ended September 30, 2021 and 2020, respectively.
NOTE 7—MORTGAGE SERVICING RIGHTS, NET
The Company has recorded a mortgage servicing rights asset for residential real estate mortgage loans that are sold to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization or estimated fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The unpaid principal balances of these loans at September 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Residential real estate mortgage loan portfolios serviced for:
FNMA	$535,348	$320,467
Custodial escrow balances maintained with these serviced loans were $3.3 million and $1.9 million at September 30, 2021 and December 31, 2020, respectively.

Activity for mortgage servicing rights was as follows for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Mortgage servicing rights:
Balance, beginning of period	$4,599	$1,213	$3,361	$76
Originated servicing	787	1,073	3,199	2,250
Amortization	(335)	(93)	(1,509)	(133)
Balance, end of period	$5,051	$2,193	$5,051	$2,193
Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance was $(32) thousand and $(93) thousand for the three months ended September 30, 2021 and 2020, respectively, and $(289) thousand and $(129) thousand for the nine months ended September 30, 2021 and 2020, respectively.
The Company recorded a valuation allowance of $17 thousand related to mortgage servicing rights during the first quarter of 2020, which was then reversed during the second quarter of 2020 as a result of the fair value at June 30, 2020 being higher than book value. The fair value remained higher than book value at September 30, 2020. There was no valuation allowance related to mortgage servicing rights during the three or nine months ended September 30, 2021.
The fair value of mortgage servicing rights was $7.2 million and $4.0 million at September 30, 2021 and December 31, 2020, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. The fair value at September 30, 2021 was determined using a discount rate of 8.00% and prepayment speeds ranging from 6.12% to 8.25%, depending on the stratification of the specific rights. The fair value at December 31, 2020 was determined using a discount rate of 7.75% and prepayment speeds ranging from 8.44% to 10.41%, depending on the stratification of the specific right.
NOTE 8—BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase	$2,681	0.25%	$3,204	0.30%
Total short-term borrowings	2,681	0.25	3,204	0.30
Long-term debt:
Secured borrowing due in 2022	1,272	1.00	1,304	1.00
FHLB advances due in 2022 to 2029(2)	178,105	1.06	181,176	1.09
Subordinated notes due in 2025 and 2029(3)	29,668	4.75	44,592	5.29
Total long-term debt	209,045	1.58	227,072	1.91
Total short-term and long-term borrowings	$211,726	1.56%	$230,276	1.89%
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At September 30, 2021, the long-term FHLB advances consisted of 0.42% - 2.93% fixed rate notes and can be called through 2024 without penalty by the issuer. The September 30, 2021 balance includes FHLB advances of $178.0 million and purchase accounting premiums of $105 thousand. The December 31, 2020 balance includes FHLB advances of $181.0 million and purchase accounting premiums of $176 thousand.
(3) The September 30, 2021 balance includes subordinated notes of $30.0 million and debt issuance costs of $332 thousand. The December 31, 2020 balance includes subordinated notes of $45.0 million and debt issuance costs of $408 thousand.
The following table presents long-term borrowings by contractual maturity date:

(Dollars in thousands)	As of September 30, 2021
2021	$3,008
2022	11,272
2023	3,047
2024	30,000
2025	2,050
Thereafter	159,668
Total long-term borrowings	$209,045
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The $178.0 million of long-term FHLB advances as of September 30, 2021 were secured by a blanket lien on $582.8 million of real estate-related loans. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $219.4 million from the FHLB at September 30, 2021. In addition, the Bank can borrow up to $157.5 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.1 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of September 30, 2021 and December 31, 2020.
At September 30, 2021, the Company had $2.7 million of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $3.8 million at September 30, 2021.
The Company had a secured borrowing of $1.3 million as of September 30, 2021 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
At September 30, 2021, the Company had $30.0 million outstanding subordinated notes and $332 thousand of debt issuance costs. The debt issuance costs are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
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
The Company has a short term line of credit of $30.0 million with Comerica Bank with a fixed interest rate of 4.05% per annum and a commitment fee of 0.20% on the average daily balance of the unused portion of the line of credit. As of September 30, 2021, the Company had no balance on the Comerica Bank line of credit. The Company participated in the PPP and also had the ability to borrow from the Federal Reserve's special purpose Paycheck Protection Program Liquidity Facility ("PPPLF") for additional funding. At September 30, 2021, the Company had no borrowings from the PPPLF.
NOTE 9—INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2017 tax return year and forward.
A reconciliation of expected income tax expense using the federal statutory rate of 21% for the three and nine months ended September 30, 2021 and 2020 and actual income tax expense is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Income tax expense based on federal corporate tax rate	$2,469	$1,328	$6,637	$2,970
Changes resulting from:
Tax-exempt income	(166)	(154)	(471)	(469)
Net operating loss carryback due to CARES Act	—	—	—	(290)
Disqualified dispositions from stock options	—	—	(4)	(175)
Other, net	(12)	(57)	36	73
Income tax expense	$2,291	$1,117	$6,198	$2,109
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
The Company reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the nine months ended September 30, 2021 and 2020, the Company issued 55,320 and 38,170 restricted stock awards, respectively, under the 2018 Plan. There were 120,327 shares available for issuance as of September 30, 2021.
Stock Options
As of September 30, 2021, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the nine months ended September 30, 2021 or September 30, 2020.
The summary of our stock option activity for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of period	345,218	$16.83	4.1
Exercised	(23,800)	10.19
Forfeited	(1,500)	10.00
Options outstanding, end of period	319,918	17.36	3.6
Options exercisable	319,918	$17.36	3.6
The aggregate intrinsic value was $3.9 million for both options outstanding and exercisable as of September 30, 2021. As of September 30, 2021, there was no unrecognized compensation cost related to stock options granted under the Stock Option Plan.

Share-based compensation expense charged against income was $11 thousand for the three months ended September 30, 2020, and $6 thousand and $33 thousand for the nine months ended September 30, 2021 and 2020, respectively. There was no share-based compensation expense charged against income for the three months ending September 30, 2021.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the nine months ended September 30, 2021 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	93,270	$24.75
Granted	55,320	22.68
Vested	(22,220)	25.54
Forfeited	(8,000)	25.22
Nonvested at September 30, 2021	118,370	$23.60
As of September 30, 2021, there was $1.5 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan. The cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the nine months ended September 30, 2021 was $568 thousand.
Total expense for restricted stock awards totaled $203 thousand and $223 thousand for the three months ended September 30, 2021 and 2020, respectively, and $563 thousand and $620 thousand for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, there was $137 thousand and $64 thousand, respectively, of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment. We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At September 30, 2021, the allowance for off-balance sheet risk was $318 thousand, compared to $490 thousand at December 31, 2020, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$9,087	$6,600	$18,269	$17,058
Unused lines of credit	33,383	397,716	28,898	385,307
Unused standby letters of credit and commercial letters of credit	3,353	—	2,340	1,992
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $9.1 million as of September 30, 2021, had interest rates ranging from 3.5% to 5.00% and maturities ranging from 1 year to 20 years.

NOTE 12—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2021, the Company and Bank met all capital adequacy requirements to which they were subject.
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
At September 30, 2021 and December 31, 2020, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under regulatory guidelines. There are no conditions or events that management believes have changed the Company or the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Common equity tier 1 to risk-weighted assets:
Consolidated	$167,229	9.82%	$76,616	4.50%	$119,181	7.00%
Bank	213,794	12.55%	76,644	4.50%	119,224	7.00%	$110,708	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$190,602	11.19%	$102,155	6.00%	$144,719	8.50%
Bank	213,794	12.55%	102,192	6.00%	144,772	8.50%	$136,256	8.00%
Total capital to risk-weighted assets:
Consolidated	$241,562	14.19%	$136,206	8.00%	$178,771	10.50%
Bank	235,093	13.80%	136,256	8.00%	178,836	10.50%	$170,320	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$190,602	7.68%	$99,227	4.00%	$99,227	4.00%
Bank	213,794	8.64%	98,954	4.00%	98,954	4.00%	$123,692	5.00%
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,938	9.30%	$70,141	4.50%	$109,108	7.00%
Bank	185,655	11.94%	69,950	4.50%	108,812	7.00%	$101,040	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$168,310	10.80%	$93,521	6.00%	$132,488	8.50%
Bank	185,655	11.94%	93,267	6.00%	132,129	8.50%	$124,356	8.00%
Total capital to risk-weighted assets:
Consolidated	$232,386	14.91%	$124,695	8.00%	$163,662	10.50%
Bank	205,127	13.20%	124,356	8.00%	163,218	10.50%	$155,446	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$168,310	6.93%	$97,200	4.00%	$97,200	4.00%
Bank	185,655	7.67%	96,809	4.00%	96,809	4.00%	$121,011	5.00%
(1) Reflects the capital conservation buffer of 2.5% for risk-weighted asset ratios.
Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2021, the Bank had the capacity to pay the Company a dividend of up to $56.3 million without the need to obtain prior regulatory approval.
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
Mortgage banking related derivatives including commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are recorded at fair value on a recurring basis. The fair value of these commitments is based on the fair value of related mortgage loans determined using observable market data (Level 2). Interest rate lock commitments are adjusted for expectations of exercise and funding. This adjustment is not considered to be a material input.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Securities available for sale:
U.S. government sponsored entities and agencies	$24,036	$—	$24,036	$—
State and political subdivision	146,695	—	145,562	1,133
Mortgage-backed securities: residential	20,086	—	20,086	—
Mortgage-backed securities: commercial	23,540	—	23,540	—
Collateralized mortgage obligations: residential	9,871	—	9,871	—
Collateralized mortgage obligations: commercial	52,738	—	52,738	—
U.S. Treasury	64,898	—	64,898	—
SBA	15,108	—	15,108	—
Asset backed securities	9,858	—	9,858	—
Corporate bonds	22,698	—	22,698	—
Total securities available for sale	389,528	—	388,395	1,133
Loans held for sale	15,351	—	15,351	—
Loans measured at fair value:
Residential real estate	9,764	—	—	9,764
Derivative assets:
Customer-initiated derivatives	6,906	—	6,906	—
Forward contracts related to mortgage loans to be delivered for sale	227	—	227	—
Interest rate lock commitments	670	—	670	—
Total assets at fair value	$422,446	$—	$411,549	$10,897
Derivative liabilities:
Customer-initiated derivatives	6,906	—	6,906	—
Forward contracts related to mortgage loans to be delivered for sale	21	—	21	—
Interest rate lock commitments	8	—	8	—
Total liabilities at fair value	$6,935	$—	$6,935	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Securities available for sale:
U.S. government sponsored entities and agencies	$26,358	$—	$26,358	$—
State and political subdivision	132,723	—	131,259	1,464
Mortgage-backed securities: residential	26,081	—	26,081	—
Mortgage-backed securities: commercial	11,918	—	11,918	—
Collateralized mortgage obligations: residential	13,446	—	13,446	—
Collateralized mortgage obligations: commercial	58,512	—	58,512	—
SBA	17,593	—	17,593	—
Asset backed securities	10,072	—	10,072	—
Corporate bonds	6,029	—	6,029	—
Total securities available for sale	$302,732	$—	$301,268	$1,464
Loans held for sale	43,482	—	43,482	—
Loans measured at fair value:
Residential real estate	8,037	—	—	8,037
Derivative assets:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	46	—	46	—
Interest rate lock commitments	2,194	—	2,194	—
Total assets at fair value	$369,006	$—	$359,505	$9,501
Derivative liabilities:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	423	—	423	—
Total liabilities at fair value	$12,938	$—	$12,938	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the nine months ended September 30, 2021 or year ended December 31, 2020. The Level 3 investment securities disclosed as of September 30, 2021 and December 31, 2020 were acquired from Ann Arbor State Bank during the first quarter of 2020.
The following table summarizes the changes in Level 3 loans measured at fair value on a recurring basis.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Loans held for investment
Beginning balance	$11,059	$4,056	$8,037	$4,063
Transfers from loans held for sale	—	1,468	4,656	2,284
Gains (losses):
Recorded in "Mortgage banking activities"	(43)	65	(397)	62
Repayments	(1,252)	(509)	(2,532)	(1,329)
Ending balance	$9,764	$5,080	$9,764	$5,080
There were $100 thousand in loans held for investment measured at fair value that were on nonaccrual status or 90 days past due with a fair value of $100 thousand as of September 30, 2021. There were $105 thousand in loans held for investment measured at fair value that were on nonaccrual status or 90 days past due with a fair value of $109 thousand as of December 31, 2020.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment.
As of September 30, 2021 and December 31, 2020, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Aggregate fair value	$15,351	$43,482
Contractual balance	14,835	41,808
Unrealized gain	516	1,674
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for the three months ended September 30, 2021 and 2020 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Change in fair value	$194	$556	$(1,158)	$1,201
Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Total	Significant Unobservable Inputs (Level 3)
September 30, 2021
Impaired loans:
Residential real estate	$488	$488
Commercial and industrial	302	302
Mortgage servicing rights	7,205	7,205
Total	$7,995	$7,995
December 31, 2020
Impaired loans:
Commercial and industrial	$1,270	$1,270
Mortgage servicing rights	3,981	3,981
Total	$5,251	$5,251
The Company recorded specific reserves of $130 thousand and $95 thousand to reduce the value of the impaired loans noted above at September 30, 2021 and December 31, 2020, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded $242 thousand of chargeoffs during the nine months ended September 30, 2021 related to the impaired loans at fair value. There were chargeoffs of $315 thousand related to impaired loans at fair value during the year ended December 31, 2020.
There were no write downs recorded in other real estate owned during the nine months ended September 30, 2021 or the year ended December 31, 2020.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Fair Value at September 30, 2021	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$790	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	5.00-100.00%
Mortgage servicing rights	7,205	Discounted cash flow	Prepayment speed	6.83%
			Discount rate	8.00%

(Dollars in thousands)	Fair value at December 31, 2020	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,270	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-90.00%
Mortgage servicing rights	3,981	Discounted cash flow	Prepayment speed	8.71%
			Discount rate	7.75%
The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at September 30, 2021 and December 31, 2020 are noted in the table below.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2021
Financial assets:
Cash and cash equivalents	$293,824	$30,810	$263,014	$—	$293,824
Other investments	14,398	N/A	N/A	N/A	N/A
Net loans	1,697,986	—	—	1,728,396	1,728,396
Accrued interest receivable	7,779	—	2,696	5,083	7,779
Financial liabilities:
Deposits	2,066,992	—	2,099,195	—	2,099,195
Borrowings	182,058	—	186,018	—	186,018
Subordinated notes	29,668	—	31,500	—	31,500
Accrued interest payable	1,079	—	1,079	—	1,079
December 31, 2020
Financial assets:
Cash and cash equivalents	$264,071	$25,245	$238,826	$—	$264,071
Other investments	14,398	N/A	N/A	N/A	N/A
Net loans	1,701,240	—	—	1,740,093	1,740,093
Accrued interest receivable	7,511	—	1,460	6,051	7,511
Financial liabilities:
Deposits	1,963,312	—	2,022,399	—	2,022,399
Borrowings	185,684	—	192,546	—	192,546
Subordinated notes	44,592	—	45,902	—	45,902
Accrued interest payable	1,081	—	1,081	—	1,081
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

The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$151,095	$6,906	$136,023	$12,515
Forward contracts related to mortgage loans to be delivered for sale	38,721	227	10,191	46
Interest rate lock commitments	56,871	670	91,531	2,194
Total derivatives included in other assets	$246,687	$7,803	$237,745	$14,755
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$151,095	$6,906	$136,023	$12,515
Forward contracts related to mortgage loans to be delivered for sale	15,645	21	92,899	423
Interest rate lock commitments	3,096	8	—	—
Total derivatives included in other liabilities	$169,836	$6,935	$228,922	$12,938

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

		For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	Location of Gain (Loss)	2021	2020	2021	2020
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking activities	$34	$(1,207)	$1,528	$(3,996)
Interest rate lock commitments	Mortgage banking activities	87	391	(1,532)	1,808
Total loss recognized in income		$121	$(816)	$(4)	$(2,188)

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
September 30, 2021
Offsetting derivative assets:
Customer initiated derivatives	$6,906	$—	$6,906	$—	$—	$6,906
Offsetting derivative liabilities:
Customer initiated derivatives	$6,906	$—	$6,906	$—	$10,383	$(3,477)
December 31, 2020
Offsetting derivative assets:
Customer initiated derivatives	$12,515	$—	$12,515	$—	$—	$12,515
Offsetting derivative liabilities:
Customer initiated derivatives	$12,515	$—	$12,515	$—	$15,383	$(2,868)
NOTE 15—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$8,220	$25,779
Investment in banking subsidiary	257,126	232,671
Investment in captive insurance subsidiary	—	1,625
Income tax benefit	78	355
Other assets	23	63
Total assets	$265,447	$260,493
Liabilities
Subordinated notes	$29,668	$44,592
Accrued expenses and other liabilities	1,845	574
Total liabilities	31,513	45,166
Shareholders' equity	233,934	215,327
Total liabilities and shareholders' equity	$265,447	$260,493

Statements of Income and Comprehensive Income—Parent Company

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Income
Dividend income from bank subsidiary	$—	$5,000	$—	$41,500
Dividend income from captive subsidiary	—	—	1,629	—
Total income	$—	$5,000	$1,629	$41,500
Expenses
Interest on borrowed funds	—	11	—	33
Interest on subordinated notes	373	632	1,469	1,903
Other expenses	363	302	895	1,017
Total expenses	$736	$945	$2,364	$2,953
Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	(736)	4,055	(735)	38,547
Income tax (benefit) expense	132	228	342	383
Equity in (overdistributed) undistributed earnings of subsidiaries	10,069	926	25,796	(26,890)
Net income	$9,465	$5,209	$25,403	$12,040
Other comprehensive income (loss)	(216)	783	(3,327)	4,451
Total comprehensive income, net of tax	$9,249	$5,992	$22,076	$16,491

Statements of Cash Flows—Parent Company

	For the nine months ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$25,403	$12,040
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	(25,796)	26,890
Stock based compensation expense	71	72
Net change in other assets, net	317	420
Net change in other liabilities, net	1,269	654
Net cash provided by operating activities	1,264	40,076
Cash flows from investing activities
Cash used in acquisitions	—	(67,944)
Net cash used in investing activities	—	(67,944)
Cash flows from financing activities
Preferred stock offering, net of issuance costs	—	23,370
Pay down of subordinated debt	(15,000)	—
Share buyback - redeemed stock	(1,364)	(620)
Common stock dividends paid	(1,296)	(1,082)
Preferred stock dividends paid	(1,406)	—
Proceeds from exercised stock options	243	95
Net cash (used in) provided by financing activities	(18,823)	21,763
Net decrease in cash and cash equivalents	(17,559)	(6,105)
Beginning cash and cash equivalents	25,779	35,210
Ending cash and cash equivalents	$8,220	$29,105
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

The calculation of basic and diluted earnings per share using the two-class method for the periods noted below was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income	$9,465	$5,209	$25,403	$12,040
Preferred stock dividends	468	—	1,406	—
Net income available to common shareholders	8,997	5,209	23,997	12,040
Net income allocated to participating securities	138	40	331	140
Net income allocated to common shareholders (1)	$8,859	$5,169	$23,666	$11,900
Weighted average common shares - issued	7,638	7,734	7,633	7,730
Average unvested restricted share awards	(119)	(59)	(107)	(90)
Weighted average common shares outstanding - basic	7,519	7,675	7,526	7,640
Effect of dilutive securities:
Weighted average common stock equivalents	119	37	105	61
Weighted average common shares outstanding - diluted	7,638	7,712	7,631	7,701
EPS available to common shareholders
Basic earnings per common share	$1.19	$0.68	$3.15	$1.56
Diluted earnings per common share	$1.16	$0.67	$3.10	$1.55
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
There were no common stock options excluded in computing diluted earnings per share for the three and nine months ending September 30, 2021 compared to 214,668 and 117,334 shares of common stock options that were excluded in computing diluted earnings per common share for the three and nine months ending September 30, 2020, because they were anti-dilutive.

NOTE 17—SUBSEQUENT EVENTS

On November 4, 2021, the Company entered into an Agreement and Plan of Merger with First Merchants Corporation (“First Merchants”), pursuant to which the Company will merge with and into First Merchants (the “Merger”), subject to the satisfaction of customary closing conditions. At the effective time of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 0.7167 shares of First Merchants common stock and $10.17 in cash, and each outstanding share of the Company’s 7.50% Non-Cumulative Perpetual Preferred Stock, Series B (the “Company Preferred Stock”) will be converted into the right to receive a share of a newly created series of preferred stock of First Merchants having voting powers, preferences and special rights that are substantially identical to the Company Preferred Stock.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2021. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; risks related to the pending Merger with First Merchants, including the inability to complete the Merger due to the failure of the Company’s shareholders to approve the merger agreement, the failure to satisfy other conditions to completion of the Merger, including receipt of required regulatory and other approvals, the failure of the proposed Merger to close for any other reason, diversion of management’s attention from ongoing business operations and opportunities due to the Merger, and the effect of the announcement of the Merger on the Company’s customer and employee relationships and operating results; the ability of the Company to implement its strategy and expand its lending operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; changes in benchmark interest rates used to price loans and deposits, including the expected elimination of LIBOR and the development of a substitute; changes in tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Recent Developments

Third Quarter Common Stock Dividend. On September 15, 2021, Level One's Board of Directors declared a third quarter 2021 cash dividend of $0.06 per common share. The dividend was paid on October 15, 2021, to shareholders of record at the close of business on September 30, 2021.
Third Quarter Preferred Stock Dividend. On October 20, 2021, Level One’s Board of Directors declared a quarterly cash dividend of $46.88 per share on its 7.50% Non-Cumulative Perpetual Preferred Stock, Series B. Holders of depositary shares will receive $0.4688 per depositary share. The dividend is payable on November 15, 2021, to shareholders of record at the close of business on October 31, 2021.
Impact of COVID-19 Pandemic. The COVID-19 pandemic in the United States has had, and is expected to continue to have, a complex and significant impact on the economy, the banking industry and the Company.
Effects on Our Business. We currently expect that the COVID-19 pandemic, federal, state and local government responses to the pandemic, supply disruptions, labor availability challenges, and the effects of existing and future variants of the disease, such as the Delta variant, may continue to have a significant impact on our business. A substantial portion of the Bank’s borrowers in the restaurant and hospitality industries have endured substantial economic distress, and while those challenges have been largely mitigated by the PPP and other governmental assistance, there is still some uncertainty about the ability of these clients to return to cash flow levels necessary to cover their debt service. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans.
Level One's Response to the COVID-19 Pandemic. Level One has taken comprehensive steps to help our customers, team members and communities during the COVID-19 pandemic. For our customers, we have provided loan payment deferrals and offered fee waivers, among other actions.
Level One was also a participating lender in both the first and second rounds of the PPP. In 2020, the Bank originated 2,208 PPP loans in the aggregate principal amount of $417.0 million. From January 18, 2021 through June 30, 2021, Level One funded 1,532 new PPP loan applications for $234.3 million, of which 1,187 were for loans $150,000 or below. As of September 30, 2021, $147.6 million of PPP loans were still outstanding. The Bank is actively working with the borrowers of PPP loans to obtain loan forgiveness from the SBA.
We are continuing to enable the vast majority of our main office team members to work remotely most days. We have also taken significant actions to help ensure the safety of our team members whose roles require them to come into the office, which include the development, implementation and communication of protocols necessary for those who return. As of March 1, 2021, we opened branches for walk in services. We continue to evaluate this fluid situation and take additional actions as necessary.
Level One also recognizes that some of the most impacted industries are the restaurant and hospitality industries. As of September 30, 2021, Level One had less than 4.1% and 0.3% of loan concentrations in the restaurant and hospitality industries, respectively.

Selected Financial Data - Unaudited

	As of and for the three months ended			As of and for the nine months ended
(Dollars in thousands, except per share data)	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings Summary
Interest income	$22,322	$21,737	$20,245	$65,610	$60,458
Interest expense	1,807	2,121	3,648	6,322	12,808
Net interest income	20,515	19,616	16,597	59,288	47,650
Provision expense (recovery) for loan losses	(1,189)	540	4,270	(384)	10,334
Noninterest income	6,041	4,326	9,125	17,645	21,604
Noninterest expense	15,989	14,588	15,126	45,716	44,771
Income before income taxes	11,756	8,814	6,326	31,601	14,149
Income tax provision	2,291	1,835	1,117	6,198	2,109
Net income	9,465	6,979	5,209	25,403	12,040
Preferred stock dividends	468	469	—	1,406	—
Net income available to common shareholders	8,997	6,510	5,209	23,997	12,040
Net income allocated to participating securities	138	92	40	331	140
Net income attributable to common shareholders	$8,859	$6,418	$5,169	$23,666	$11,900
Per Share Data
Basic earnings per common share	$1.19	$0.85	$0.68	$3.15	$1.56
Diluted earnings per common share	1.16	0.84	0.67	3.10	1.55
Diluted earnings per common share, excluding acquisition and due diligence fees (1)	1.16	0.84	0.67	3.10	1.72
Book value per common share	27.56	26.48	24.06	27.56	27.08
Tangible book value per common share (1)	21.89	20.84	18.74	21.89	18.74
Preferred shares outstanding (in thousands)	10	10	10	10	10
Common shares outstanding (in thousands)	7,640	7,629	7,734	7,640	7,734
Average basic common shares (in thousands)	7,519	7,520	7,675	7,526	7,640
Average diluted common shares (in thousands)	7,638	7,633	7,712	7,631	7,701
Selected Period End Balances
Total assets	$2,543,883	$2,506,523	$2,446,447	$2,543,883	$2,446,447
Securities available-for-sale	389,528	376,453	253,527	389,528	253,527
Total loans	1,719,717	1,775,243	1,843,888	1,719,717	1,843,888
Total deposits	2,066,992	2,031,808	1,943,435	2,066,992	1,943,435
Total liabilities	2,309,949	2,281,114	2,236,979	2,309,949	2,236,979
Total shareholders' equity	233,934	225,409	209,468	233,934	209,468
Total common shareholders' equity	210,562	202,037	186,098	210,562	186.098
Tangible common shareholders' equity (1)	167,262	159,022	144,963	167,262	144,963
Performance and Capital Ratios
Return on average assets	1.50%	1.09%	0.83%	1.34%	0.71%
Return on average equity	16.32	12.52	10.48	15.06	8.68%
Net interest margin (fully taxable equivalent) (2)	3.47	3.30	2.80	3.36	3.04%
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	60.21	60.93	58.81	59.42	64.65%
Dividend payout ratio	5.08	7.02	7.41	5.40	8.99%
Total shareholders' equity to total assets	9.20	8.99	8.56	9.20	8.56%
Tangible common equity to tangible assets (1)	6.69	6.46	6.03	6.69	6.03%
Common equity tier 1 to risk-weighted assets	9.82	9.66	8.83	9.82	8.83%
Tier 1 capital to risk-weighted assets	11.19	11.09	10.31	11.19	10.31%
Total capital to risk-weighted assets	14.19	14.15	14.39	14.19	14.39%
Tier 1 capital to average assets (leverage ratio)	7.68	7.24	7.17	7.68	7.17%
Asset Quality Ratios:
Net (recoveries) charge-offs to average loans	0.05%	(0.01)%	0.02%	0.01%	0.14%
Nonperforming assets as a percentage of total assets	0.48	0.55	0.79	0.48	0.79%
Nonaccrual loans as a percent of total loans	0.71	0.77	1.04	0.71	1.04%
Allowance for loan losses as a percentage of total loans	1.26	1.30	1.15	1.26	1.15%
Allowance for loan losses as a percentage of nonaccrual loans	179.11	168.64	110.32	179.11	110.32%
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	173.58	163.76	105.46	173.58	105.46%
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
(Dollars in thousands, except per share data)	September 30, 2021	June 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders' equity	$233,934	$225,409	$209,468
Less:
Preferred stock	23,372	23,372	23,370
Total common shareholders' equity	210,562	202,037	186,098
Less:
Goodwill	35,554	35,554	35,554
Mortgage servicing rights, net	5,051	4,599	2,193
Other intangible assets, net	2,695	2,862	3,388
Tangible common shareholders' equity	$167,262	$159,022	$144,963

Common shares outstanding (in thousands)	7,640	7,629	7,734
Tangible book value per common share	$21.89	$20.84	$18.74

Total assets	$2,543,883	$2,506,523	$2,446,447
Less:
Goodwill	35,554	35,554	35,554
Mortgage servicing rights, net	5,051	4,599	2,193
Other intangible assets, net	2,695	2,862	3,388
Tangible assets	$2,500,583	$2,463,508	$2,405,312

Tangible common equity to tangible assets	6.69%	6.46%	6.03%

Adjusted Income and Diluted Earnings Per Share
	For the three months ended			For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income, as reported	$9,465	$6,979	$5,209	$25,403	$12,040
Acquisition and due diligence fees	—	—	17	—	1,664
Income tax benefit (1)	—	—	(4)	—	(333)
Net income, excluding acquisition and due diligence fees	$9,465	$6,979	$5,222	$25,403	$13,371

Diluted earnings per share, as reported	$1.16	$0.84	$0.67	$3.10	$1.55
Effect of acquisition and due diligence fees, net of income tax benefit	—	—	—	—	0.17
Diluted earnings per common share, excluding acquisition and due diligence fees	$1.16	$0.84	$0.67	$3.10	$1.72

(1) Assumes income tax rate of 21% on deductible acquisition expenses.

Allowance for Loan Loss as a Percentage of Total Loans, Excluding PPP Loans
	As of
(Dollars in thousands, except per share data)	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
	(Unaudited)	(Unaudited)		(Unaudited)
Total loans	$1,719,717	$1,775,243	$1,723,537	$1,843,888
Less:
PPP loans	147,645	259,303	290,135	392,521
Total loans, excluding PPP loans	$1,572,072	$1,515,940	$1,433,402	$1,451,367

Allowance for loan loss	$21,731	$23,144	$22,297	$21,254
Allowance for loan loss as a percentage of total loans	1.26%	1.30%	1.29%	1.15%
Allowance for loan loss as a percentage of total loans excluding PPP loans	1.38%	1.53%	1.56%	1.46%
Results of Operations
Net Income
We had net income of $9.5 million, or $1.16 per diluted common share, for the three months ended September 30, 2021, compared to $5.2 million, or $0.67 per diluted common share, for the three months ended September 30, 2020. The increase of $4.3 million in net income reflected an increase of $3.9 million in net interest income, primarily due to higher interest income on loans due, in part, to the recognition of fees on PPP loans as they are forgiven, and lower interest expense on deposits, borrowed funds, and subordinated notes. The increase in net income also reflected a decrease of $5.5 million in provision for loan loss, primarily due to a decrease in general reserves resulting from a reduction in qualitative factors within the allowance for loan loss model as a result of improved credit quality. These were partially offset by decreases of $3.1 million in noninterest income, primarily due to lower mortgage banking activities and net gain on sales of securities, and increases of $1.2 million in income tax provision expense due to higher income before taxes and $863 thousand in noninterest expense due to higher salary and employee benefits expense.
We had net income of $25.4 million, or $3.10 per diluted common share, for the nine months ended September 30, 2021, compared to $12.0 million, or $1.55 per diluted common share, for the nine months ended September 30, 2020. The increase of $13.4 million in net income primarily reflected an increase of $11.6 million in net interest income, primarily due to higher interest income on loans due, in part, to the recognition of fees on PPP loans as they are forgiven. In addition, there was higher interest income on securities due to increased volumes of investment securities and lower interest expense on deposits, borrowed funds, and subordinated notes. The increase in net income also reflected a decrease of $10.7 million in provision for loan loss, primarily due to a decrease in general reserves resulting from an increase in the economic qualitative factors in the nine months ended September 30, 2020 and a reduction in qualitative factors in the third quarter of 2021. These were partially offset by increases of $4.1 million of income tax provision primarily due to higher income before taxes and $945 thousand of noninterest expense primarily due to increases of $1.7 million of salary and employee benefits expense and $608 thousand of data processing expense partially offset by a decrease of $1.7 million in acquisition and due diligence fees due to the merger with Ann Arbor State Bank in the first quarter of 2020. In addition, there was a $4.0 million decrease in noninterest income primarily due to lower mortgage banking activities and net gain on sales of securities partially offset by an increase in service charges on deposits.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings).
Net interest income of $20.5 million for the three months ended September 30, 2021 was $3.9 million higher than the net interest income of $16.6 million for the three months ended September 30, 2020. The three months ended September 30, 2021 included a $2.1 million increase in interest income as well as a $1.8 million decrease in interest expense, compared to the same period in 2020. The increase in interest income was primarily driven by increases of $1.7 million in interest and fees on loans and $419 thousand in interest on investment securities. The increase in interest and fees on loans for the three months ended September 30, 2021 compared to the same period in 2020 was mainly driven by the Bank earning $3.6 million of net SBA fees on PPP loans compared to $1.5 million in the three months ended September 30, 2020, with the remaining $5.3 million of SBA fees expected to be earned over the life of the loans. The majority of the PPP loans are expected to mature two or five years from the date of funding, depending on the round of PPP funding, unless modified by the lender and borrower. We anticipate a large portion of the PPP loan balance will be forgiven before the maturity of the loans. In addition to the net SBA fees, the Bank also recognized $521 thousand of interest income on PPP loans in the third quarter of 2021. The increase in interest income on investment securities was mainly due to an increase of $136.2 million in average balances due to increased customer liquidity and new customer growth.
The decrease in interest expense was primarily driven by a decrease of $1.4 million in interest expense on deposits and a decrease of $483 thousand in interest expense on borrowed funds and subordinated notes. The decrease in deposit interest expense was primarily due to lower interest rates paid as a result of revised internal deposit rates and maturity of higher cost time deposits. The decrease in interest expense on borrowed funds and subordinated notes was primarily due to the redemption of $15.0 million of subordinated notes during the second quarter of 2021 and a decrease in Federal Reserve Bank borrowings
Net interest income of $59.3 million for the nine months ended September 30, 2021 was $11.6 million higher than the net interest income of $47.7 million for the nine months ended September 30, 2020. The nine months ended September 30, 2021 included a $5.2 million increase in interest income as well as a $6.5 million decrease in interest expense, compared to the same period in 2020. The increase in interest income was primarily driven by increases of $4.5 million in interest and fees on loans and $951 thousand in interest on investment securities. These increases were partially offset by a $299 thousand decrease in interest on federal funds and other investments. The increase in interest and fees on loans for the nine months ended September 30, 2021 compared to the same period in 2020 was mainly driven by the Bank earning $10.3 million of net SBA fees on PPP loans compared to $2.9 million in the nine months ended September 30, 2020. In addition to the net SBA fees, the Bank also recognized $2.4 million of interest income on PPP loans in the nine months ended September 30, 2021. This was partially offset by a 56 basis point decrease in yield on loans excluding PPP loans for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in interest income on investment securities was mainly due to an increase of $125.3 million in average balances due to increased customer liquidity and new customer growth.
The decrease in interest expense was primarily driven by a decrease of $5.6 million in interest expense on deposits and a decrease of $890 thousand in interest expense on borrowed funds and subordinated notes. The decrease in deposit interest expense was primarily due to lower interest rates paid as a result of revised internal deposit rates and maturity of higher cost time deposits. The decrease in interest expense on borrowed funds and subordinated notes was primarily due to the redemption of $15.0 million of subordinated notes during the second quarter of 2021 and a decrease in Federal Reserve Bank borrowings.
Our net interest margin (on a fully tax equivalent basis ("FTE")) for the three months ended September 30, 2021 was 3.47%, compared to 2.80% for the same period in 2020. The increase of 67 basis points in the net interest margin year over year was primarily a result of a decrease in cost of funds, which declined 40 basis points to 0.48% in the third quarter of 2021, compared to 0.88% in the third quarter of 2020 primarily due to lower interest rates paid as a result of revised internal deposit rates and maturity of higher cost time deposits. The decrease in cost of funds was accompanied by higher yield on loans mostly reflecting the increase in PPP fees earned during the period.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For both the three months ended September 30, 2021 and 2020, the yield on total loans was impacted by 7 basis points due to the accretable yield on purchased credit impaired loans. Our net interest margin for the three months ended September 30, 2021 and 2020, benefited by 6 basis points and 8 basis points, respectively, as a result of the excess accretable yield. For the nine months ended September 30, 2021 and 2020, the yield on total loans was impacted by 6 and 7 basis points due to the accretable yield on purchased credit impaired loans. Our net interest margin for the nine months ended September 30, 2021 and 2020, benefited by 4 basis points and 9 basis points, respectively, as a result of the excess accretable yield. As of September 30, 2021 and December 31, 2020, our remaining accretable yield was $5.9 million and $7.1 million, respectively, and our nonaccretable difference was $2.1 million and $2.7 million, respectively.
Our net interest margin (FTE) for the nine months ended September 30, 2021 was 3.36%, compared to 3.04% for the same period in 2020. The increase of 32 basis points in the net interest margin year over year was primarily a result of a decrease in cost of funds, which declined 60 basis points to 0.55% in the first nine months of 2021, compared to 1.15% in the first nine months of 2020 primarily due to lower interest rates paid as a result of revised internal deposit rates and maturity of higher cost time deposits. The decrease in cost of funds was accompanied by a lower yields across most interest-earning assets, mostly reflecting the impact of lower market interest rates.

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
Analysis of Net Interest Income—Fully Taxable Equivalent

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
(Dollars in thousands)	2021	2020	2021	2020
Average Balance Sheets:
Gross loans(1)	$1,763,214	$1,871,164	$1,823,888	$1,696,073
Investment securities: (2)
Taxable	265,885	139,237	243,377	124,169
Tax-exempt	104,063	94,526	103,158	97,104
Interest-earning cash balances	221,261	259,349	192,309	188,179
Other investments	14,398	12,419	14,398	12,401
Total interest-earning assets	$2,368,821	$2,376,695	$2,377,130	$2,117,926
Non-earning assets:	151,077	140,480	145,971	133,968
Total assets	$2,519,898	$2,517,175	$2,523,101	$2,251,894

Interest-bearing demand deposits	$156,977	$116,285	$144,449	$112,579
Money market and savings deposits	624,190	513,420	623,123	458,438
Time deposits	489,261	575,179	541,018	564,396
Borrowings	181,911	394,020	183,983	311,024
Subordinated notes	29,657	44,468	38,633	44,463
Total interest-bearing liabilities	1,481,996	1,643,372	1,531,206	1,490,900
Noninterest-bearing demand deposits	774,926	640,095	735,162	546,066
Other liabilities	31,012	34,846	31,822	30,047
Shareholders' equity	231,964	198,862	224,911	184,881
Total liabilities and shareholders' equity	$2,519,898	$2,517,175	$2,523,101	$2,251,894

Yields: (3)
Earning Assets
Gross loans	4.60%	3.98%	4.42%	4.40%
Investment securities:
Taxable	1.57%	1.86%	1.59%	2.08%
Tax-exempt	2.99%	3.19%	3.04%	3.20%
Interest earning cash balances	0.15%	0.12%	0.12%	0.28%
Other investments	2.95%	5.57%	3.18%	4.49%
Total interest earning assets	3.76%	3.41%	3.72%	3.84%

Interest-bearing liabilities
Interest-bearing demand deposits	0.14%	0.22%	0.15%	0.31%
Money market and savings deposits	0.17%	0.43%	0.20%	0.65%
Time deposits	0.53%	1.18%	0.58%	1.55%
Borrowings	1.02%	0.70%	1.02%	0.80%
Subordinated notes	5.00%	5.65%	5.09%	5.72%
Total interest-bearing liabilities	0.48%	0.88%	0.55%	1.15%

Interest spread	3.28%	2.53%	3.17%	2.69%
Net interest margin(4)	3.44%	2.78%	3.33%	3.01%
Tax equivalent effect	0.03%	0.02%	0.03%	0.03%
Net interest margin on a fully tax equivalent basis	3.47%	2.80%	3.36%	3.04%
(1) Includes nonaccrual loans.
(2) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $155 thousand and $144 thousand on tax-exempt securities for the three months ended September 30, 2021 and 2020, respectively, and $462 thousand and $431 thousand for the nine months ended September 30, 2021and 2020, respectively, using the federal corporate tax rate of 21%.
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

	For the three months ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$2,842	$(1,125)	$1,717
Investment securities:
Taxable	(111)	513	402
Tax-exempt	(56)	73	17
Interest-earning cash balances	20	(12)	8
Other investments	(92)	25	(67)
Total interest income	2,603	(526)	2,077
Interest-bearing liabilities
Interest-bearing demand deposits	(30)	19	(11)
Money market and savings deposits	(396)	101	(295)
Time deposits	(827)	(225)	(1,052)
Borrowings	240	(465)	(225)
Subordinated debt	(66)	(192)	(258)
Total interest expense	(1,079)	(762)	(1,841)
Change in net interest income	$3,682	$236	$3,918

	For the nine months ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$276	$4,224	$4,500
Investment securities:
Taxable	(539)	1,504	965
Tax-exempt	(155)	141	(14)
Interest-earning cash balances	(233)	9	(224)
Other investments	(135)	60	(75)
Total interest income	(786)	5,938	5,152
Interest-bearing liabilities
Interest-bearing demand deposits	(164)	61	(103)
Money market and savings deposits	(1,894)	612	(1,282)
Time deposits	(3,951)	(260)	(4,211)
Borrowings	429	(886)	(457)
Subordinated debt	(198)	(235)	(433)
Total interest expense	(5,778)	(708)	(6,486)
Change in net interest income	$4,992	$6,646	$11,638
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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of September 30, 2021, and December 31, 2020, our remaining accretable yield was $5.9 million and $7.1 million, respectively, and our nonaccretable difference was $2.1 million and $2.7 million as of both dates.
The provision for loan losses was a provision benefit of $1.2 million for the three months ended September 30, 2021, compared to a provision expense of $4.3 million for the three months ended September 30, 2020. The decrease of $5.5 million in the provision for loan losses was primarily due to a decrease in general reserves of $5.1 million due to a reduction in qualitative factors within the allowance for loan loss model as a result improved credit quality as well as a decrease of $531 thousand in specific reserves.
The provision for loan losses was a provision benefit of $384 thousand for the nine months ended September 30, 2021, compared to a provision expense of $10.3 million for the nine months ended September 30, 2020. The decrease of $10.7 million in the provision for loan losses was primarily due to a decrease in general reserves of $8.6 million due to a reduction in qualitative factors mentioned above during the third quarter of 2021 while qualitative factors were increased during the nine months ended September 30, 2020 due to economic uncertainty regarding the impact of the COVID-19 pandemic on credit quality. In addition, there was a decrease of $1.6 million in net chargeoffs resulting from a $1.3 million chargeoff on a nonaccrual loan during the second quarter of 2020 and a decrease of $402 thousand in specific reserves.
Noninterest Income
The following table presents noninterest income for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Noninterest income
Service charges on deposits	$859	$616	$2,436	$1,798
Net gain on sales of securities	—	434	20	1,862
Mortgage banking activities	4,216	7,108	12,738	15,380
Other charges and fees	966	967	2,451	2,564
Total noninterest income	$6,041	$9,125	$17,645	$21,604
Noninterest income decreased $3.1 million to $6.0 million for the three months ended September 30, 2021, compared to $9.1 million for the same period in 2020. The decrease in noninterest income year over year was primarily due to decreases of $2.9 million in mortgage banking activities and $434 thousand in net gains on sales of investment securities. This was partially offset by an increase of $243 thousand in service charges on deposits. The decrease in mortgage banking activities compared to the third quarter of 2020 was primarily due to $84.2 million fewer residential loan originations held for sale and $54.5 million fewer residential loans sold. The higher volumes in the third quarter of 2020 were primarily as a result of the decrease in interest rates during the first half of 2020 while interest rates have remained relatively stable in 2021. The decrease in net gains on sales of investment securities was due to no securities sold in the third quarter of 2021. The increase in service charges on deposits was primarily due to higher transaction volumes and deposit balances.
Noninterest income decreased $4.0 million to $17.6 million for the nine months ended September 30, 2021, compared to $21.6 million for the same period in 2020. The decrease in noninterest income was primarily due to decreases of $2.6 million in mortgage banking activities and $1.8 million in net gains on sales of securities. These decreases were partially offset by an increase of $638 thousand in service charges on deposits. The decrease in mortgage banking activities was primarily due to $74.0 million lower residential loan originations held for sale and $4.8 million lower residential loans sold. The higher volumes in the nine months ended September 30, 2020 were primarily due to lower interest rates during the first half of 2020 while interest rates have remained relatively stable in 2021. The decrease in net gains on sales of securities was primarily due to fewer securities sold during the first nine months of 2021 compared to the same period in 2020. The increase in service charges on deposits was due to higher transaction volumes and deposit balances.
Noninterest Expense
The following table presents noninterest expense for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Noninterest expense
Salary and employee benefits	$10,551	$9,862	$29,825	$28,090
Occupancy and equipment expense	1,680	1,678	4,971	4,773
Professional service fees	847	808	2,264	2,141
Acquisition and due diligence fees	—	17	—	1,664
FDIC premium	244	287	778	722
Marketing expense	428	257	842	709
Loan processing expense	231	262	755	690
Data processing expense	928	844	3,209	2,601
Core deposit premium amortization	167	192	501	576
Other expense	913	919	2,571	2,805
Total noninterest expense	$15,989	$15,126	$45,716	$44,771
Noninterest expense increased $863 thousand to $16.0 million for the three months ended September 30, 2021, compared to $15.1 million for the same period in 2020. The increase in noninterest expense year over year was mainly attributable to increases of $689 thousand in salary and employee benefits and $171 thousand in marketing expenses. The increase in salary and employee benefits between the periods was primarily due to an increase of 20 full-time equivalent employees as well as incentive compensation. The increase in marketing expense between the periods was due to an increase in advertising efforts.
Noninterest expense increased $945 thousand to $45.7 million for the nine months ended September 30, 2021, compared to $44.8 million for the same period in 2020. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $1.7 million, data processing expense of $608 thousand and occupancy and equipment expense of $198 thousand. These increases were partially offset by decreases of $1.7 million in acquisition and due diligence fees and $234 thousand of other expense. The increase in salary and employee benefits was primarily due to increases of $719 thousand in incentive compensation, $606 thousand in salaries expense, and $291 thousand in contract labor. The increase in data processing expense was primarily due to the new loan processing system used for PPP loans. The increase in occupancy and equipment expense was primarily due to software maintenance and licensing. The decrease in acquisition and due diligence fees was primarily due to the acquisition of Ann Arbor State Bank in the first quarter of 2020. The decrease in other expense was primarily due to a decrease in the provision for unfunded commitments.
Income Taxes and Tax-Related Items
During the three months ended September 30, 2021, we recognized income tax expense of $2.3 million on $11.8 million of pre-tax income resulting in an effective tax rate of 19.5%, compared to the same period in 2020, in which we recognized an income tax expense of $1.1 million on $6.3 million of pre-tax income, resulting in an effective tax rate of 17.7%.
During the nine months ended September 30, 2021, we recognized income tax expense of $6.2 million on $31.6 million of pre-tax income resulting in an effective tax rate of 19.6%, compared to the same period in 2020, in which we recognized an income tax expense of $2.1 million on $14.1 million of pre-tax income, resulting in an effective tax rate of 14.9%.
The increase in income tax provision for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily as a result of a $290 thousand tax benefit related to the Ann Arbor State Bank net operating loss (NOL) in the first quarter of 2020 resulting from the CARES Act provision that allows for NOLs generated in 2018 to 2020 to be carried back five years. Additionally, disqualified dispositions of Ann Arbor State Bank’s stock options generated a $175 thousand tax benefit in the first quarter of 2020.
See "Note 9 - Income Taxes" of Notes to Consolidated Financial Statements for a reconciliation between expected and actual income tax expense for the three and nine months ended September 30, 2021 and 2020.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Securities available-for-sale:
U.S. government sponsored entities and agencies	$24,036	$26,358
State and political subdivision	146,695	132,723
Mortgage-backed securities: residential	20,086	26,081
Mortgage-backed securities: commercial	23,540	11,918
Collateralized mortgage obligations: residential	9,871	13,446
Collateralized mortgage obligations: commercial	52,738	58,512
U.S. Treasury	64,898	—
SBA	15,108	17,593
Asset backed securities	9,858	10,072
Corporate bonds	22,698	6,029
Total securities available-for-sale	$389,528	$302,732
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At September 30, 2021, total investment securities were $389.5 million, or 15.3% of total assets, compared to $302.7 million, or 12.4% of total assets, at December 31, 2020. The $86.8 million increase in securities available-for-sale from December 31, 2020 to September 30, 2021, was due to the purchase of securities using the excess cash balances generated by the payoffs of PPP loans and increase in deposits. Securities with a carrying value of $90.6 million and $98.7 million were pledged at September 30, 2021 and December 31, 2020, respectively, to secure borrowings, deposits and mortgage derivatives.
As of September 30, 2021, the Company held 68 tax-exempt state and local municipal securities totaling $52.8 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2021 and December 31, 2020. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	September 30, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$4,010	1.61%	$521	1.62%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	1,254	2.44	13,514	2.46	50,986	2.71	74,001	2.89
Mortgage-backed securities: residential	—	—	87	1.71	27	1.92	19,912	0.75
Mortgage-backed securities: commercial	—	—	5,120	2.46	16,620	1.28	1,791	3.63
Collateralized mortgage obligations: residential	—	—	331	2.91	186	1.21	9,279	1.09
Collateralized mortgage obligations: commercial	2,575	3.70	4,509	2.57	39,203	1.28	6,631	2.25
U.S. Treasury	—	—	35,742	0.87	29,376	1.34	—	—
SBA	—	—	—	—	8,084	1.46	6,927	1.37
Asset backed securities	—	—	—	—	—	—	9,896	0.76
Corporate bonds	—	—	—	—	21,801	3.82	1,000	3.25
Total securities available-for-sale	$7,839	2.43%	$59,824	1.52%	$181,283	2.00%	$134,437	2.14%

	December 31, 2020
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$4,027	1.61%	$2,548	1.61%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	1,768	1.96	10,095	2.46	31,142	2.80	81,048	2.99
Mortgage-backed securities: residential	—	—	78	0.94	87	0.19	25,564	1.44
Mortgage-backed securities: commercial	847	1.36	3,795	2.46	4,985	1.69	1,807	3.64
Collateralized mortgage obligations: residential	—	—	46	4.02	559	2.11	12,715	1.25
Collateralized mortgage obligations: commercial	577	2.54	8,011	3.10	40,889	1.26	7,921	2.46
SBA	—	—	—	—	9,879	1.40	7,760	1.21
Asset backed securities	—	—	—	—	—	—	10,229	0.84
Corporate bonds	3,498	3.08	—	—	2,500	4.38	—	—
Total securities available-for-sale	$10,717	2.18%	$24,573	2.58%	$105,041	1.82%	$152,044	2.28%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of September 30,	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Commercial real estate:
Non-owner occupied	$479,633	$445,810	$388,515	$367,671	$343,420
Owner occupied	295,228	275,022	216,131	194,422	168,342
Total commercial real estate	774,861	720,832	604,646	562,093	511,762
Commercial and industrial	540,546	685,504	410,228	383,455	377,686
Residential real estate	403,517	315,476	211,839	180,018	144,439
Consumer	793	1,725	896	999	1,036
Total loans	$1,719,717	$1,723,537	$1,227,609	$1,126,565	$1,034,923
Total loans were $1.72 billion at September 30, 2021, a decrease of $3.8 million from December 31, 2020. The decline in our loan portfolio compared to December 31, 2021 was primarily due to a $145.0 million decrease in our commercial and industrial loan portfolio, $142.5 million of which was due to the net change in PPP loans. This was partially offset by increases of $88.0 million in our residential real estate portfolio and $54.0 million in our commercial real estate portfolio. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of September 30, 2021, approximately 45.1% of our loans were commercial real estate, 31.4% were commercial and industrial, and 23.5% were residential real estate and consumer loans.
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

Loan Maturity/Rate Sensitivity

The following table shows the contractual maturities of our loans as of September 30, 2021.

(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
September 30, 2021
Commercial real estate	$105,954	$427,610	$241,297	$774,861
Commercial and industrial	148,351	320,319	71,876	540,546
Residential real estate	14,176	6,911	382,430	403,517
Consumer	121	630	42	793
Total loans	$268,602	$755,470	$695,645	$1,719,717
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$650,027	$273,194
Floating interest rates		105,443	422,451
Total		$755,470	$695,645
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
A loan is categorized as a troubled debt restructuring if a concession is granted, such as to provide for the reduction of either interest or principal, due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than the current market rate, forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. In accordance with bank regulatory guidance, troubled debt restructurings do not include short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2021, there were $1.1 million of loans that remained on a COVID-related deferral compared to $19.8 million as of December 31, 2020. As of September 30, 2021, there were no loans that had payments deferred greater than six months compared to $11.4 million as of December 31, 2020.
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
Total classified and criticized loans as of September 30, 2021 compared to December 31, 2020 were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Classified loans:
Substandard	$23,994	$34,921
Doubtful	1,557	1,143
Total classified loans	$25,551	$36,064
Special mention	64,642	47,297
Total classified and criticized loans	$90,193	$83,361
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of September 30,	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans
Commercial real estate	$3,768	$7,320	$4,832	$5,927	$2,257
Commercial and industrial	4,746	7,490	11,112	9,605	9,024
Residential real estate	3,610	3,991	2,569	2,915	2,767
Consumer	9	15	16	—	—
Total nonaccrual loans(1)	12,133	18,816	18,529	18,447	14,048
Other real estate owned	—	—	921	—	652
Total nonperforming assets	12,133	18,816	19,450	18,447	14,700
Performing troubled debt restructurings
Commercial and industrial	336	546	547	568	961
Residential real estate	426	432	359	363	261
Total performing troubled debt restructurings	762	978	906	931	1,222
Total impaired assets, excluding ASC 310-30 loans	$12,895	$19,794	$20,356	$19,378	$15,922
Loans 90 days or more past due and still accruing	$162	$269	$157	$243	$440
(1)Nonaccrual loans include nonperforming troubled debt restructurings of $3.5 million, $3.8 million, $3.0 million, $5.0 million and $6.4 million at the respective dates indicated above.
During the nine months ended September 30, 2021 and 2020, the Company recorded $616 thousand and $144 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.`
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $4.4 million, $5.0 million, $6.0 million, $7.9 million, and $9.7 million at the respective dates indicated in the table above.

Nonperforming assets decreased $6.7 million as of September 30, 2021 compared to December 31, 2020. The decrease in nonperforming assets was attributable to a decrease in nonaccrual loans primarily due to pay offs of three commercial loan relationships totaling $5.1 million and a $2.8 million paydown on one commercial loan relationship. This was partially offset by three commercial loan relationships moving to nonaccrual status totaling $2.3 million. There was $735 thousand of nonperforming loans that were in the process of foreclosure at September 30, 2021.
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
The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$23,144	$17,063	$22,297	$12,674
Loan charge-offs:
Commercial and industrial	(6)	(10)	(24)	(1,729)
Residential real estate	(242)	(110)	(242)	(110)
Consumer	(7)	(4)	(21)	(47)
Total loan charge-offs	(255)	(124)	(287)	(1,886)
Recoveries of loans previously charged-off:
Commercial real estate	—	12	—	12
Commercial and industrial	8	15	44	47
Residential real estate	14	10	46	51
Consumer	9	8	15	22
Total loan recoveries	31	45	105	132
Net charge-offs	(224)	(79)	(182)	(1,754)
Provision expense (benefit) for loan losses	(1,189)	4,270	(384)	10,334
Balance at end of period	$21,731	$21,254	$21,731	$21,254
Allowance for loan losses as a percentage of period-end loans	1.26%	1.15%	1.26%	1.15%
Net charge-offs to average loans	0.05	0.02	0.01	0.14
Our allowance for loan losses was $21.7 million, or 1.26% of loans, at September 30, 2021 compared to $22.3 million, or 1.29% of loans, at December 31, 2020. As of September 30, 2021 and December 31, 2020, the allowance for loan losses as a percentage of loans excluding PPP loans (a non-GAAP measure), was 1.38% and 1.56%, respectively. The $566 thousand decrease in the allowance for loan losses during the nine months ended September 30, 2021 was primarily due to a decrease in general reserves related to the reduction in qualitative factors within the allowance for loan loss model as a result of improved credit quality.

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
September 30, 2021
Balance at end of period applicable to:
Commercial real estate	$9,790	45.1%
Commercial and industrial	8,114	31.4
Residential real estate	3,823	23.5
Consumer	4	—
Total loans	$21,731	100.0%
December 31, 2020
Balance at end of period applicable to:
Commercial real estate	$9,975	41.8%
Commercial and industrial	8,786	39.8
Residential real estate	3,527	18.3
Consumer	9	0.1
Total loans	$22,297	100.0%
December 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,773	49.2%
Commercial and industrial	5,515	33.4
Residential real estate	1,384	17.3
Consumer	2	0.1
Total loans	$12,674	100.0%
December 31, 2018
Balance at end of period applicable to:
Commercial real estate	$5,227	49.9%
Commercial and industrial	5,174	34.0
Residential real estate	1,164	16.0
Consumer	1	0.1
Total loans	$11,566	100.0%
December 31, 2017
Balance at end of period applicable to:
Commercial real estate	$4,852	49.4%
Commercial and industrial	5,903	36.5
Residential real estate	950	14.0
Consumer	8	0.1
Total loans	$11,713	100.0%
Goodwill
The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill. Total goodwill was $35.6 million at September 30, 2021 and December 31, 2020.
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

The Company completed its annual goodwill impairment review as of October 1, 2020, noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. In addition, third quarter 2020 revenue reflected significant and continuing growth in our residential mortgage banking business, as well as net SBA fees related to PPP loans funded during second and third quarters of 2020. Management concurred with the conclusion derived from the quantitative goodwill analysis as of August 31, 2020 and determined that there were no material changes between the valuation date and October 1, 2020. Management also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through September 30, 2021, the stock was trading above book value as of September 30, 2021, and it is more likely than not that there was no goodwill impairment as of September 30, 2021.
Deposits
Total deposits were $2.07 billion at September 30, 2021 and $1.96 billion at December 31, 2020, representing 89.5% and 88.1% of total liabilities, respectively. The increase in deposits of $103.7 million was comprised of increases of $225.1 million in demand deposits and $11.7 million in money market and savings deposits, partially offset by a decrease of $133.1 million in time deposits. The increase in deposits was primarily due to organic deposit growth during the nine months ended September 30, 2021 mainly as a result of increased customer liquidity and new customer growth.
Our average interest-bearing deposit costs were 0.35% and 1.06% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest-bearing deposit costs between the two periods was primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the continuation of the low level of the target federal funds rate. The target federal funds interest rate decreased 150 basis points during March 2020.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by The Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At September 30, 2021 and December 31, 2020, the Company had approximately $23.1 million and $29.3 million, respectively, of brokered deposits. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
Included in the brokered deposits total at September 30, 2021 and December 31, 2020 was $679 thousand and $1.2 million, respectively, in Certificate of Deposit Account Registry Service ("CDARS") one-way buys that were acquired from Ann Arbor State Bank.
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

The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Three Months Ended September 30, 2021
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$774,926	37.9%	—%
Interest-bearing demand deposits	156,977	7.7	0.14
Money market and savings deposits	624,190	30.5	0.17
Time deposits	489,261	23.9	0.53
Total deposits	$2,045,354	100.0%	0.19%

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$735,162	35.9%	—%
Interest-bearing demand deposits	144,449	7.1	0.15
Money market and savings deposits	623,123	30.5	0.20
Time deposits	541,018	26.5	0.58
Total deposits	$2,043,752	100.0%	0.23%
The following table shows the contractual maturity of time deposits, including CDARS and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding as of the date presented.

(Dollars in thousands)	September 30, 2021
Maturing in:
3 months or less	$108,867
3 months to 6 months	118,644
6 months to 1 year	120,922
1 year or greater	67,157
Total	$415,590
Borrowings
Total debt outstanding at September 30, 2021 was $211.7 million, a decrease of $18.6 million from $230.3 million at December 31, 2020. The decrease in total borrowings was primarily due to a $15.0 million redemption of subordinated debt in June 2021.
At September 30, 2021, FHLB advances were secured by a blanket lien on $582.8 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $3.8 million. At December 31, 2020, FHLB advances were secured by a blanket lien on $512.3 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $3.7 million.
As of September 30, 2021, the Company had $30.0 million of subordinated notes outstanding and debt issuance costs of $332 thousand related to these subordinated notes. As of December 31, 2020, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $408 thousand related to these subordinated notes.
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
Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Securities sold under agreements to repurchase
Average daily balance	$2,517	$163	$3,011	$330
Weighted-average rate during period	0.25%	0.30%	0.25%	0.30%
Amount outstanding at period end	$2,681	$187	$2,681	$187
Weighted-average rate at period end	0.25%	0.30%	0.25%	0.30%
Maximum month-end balance	$2,681	$187	$3,993	$936
FHLB Advances
Average daily balance	$—	$—	$—	$5,456
Weighted-average rate during period	—%	—%	—%	0.99%
Maximum month-end balance	$—	$—	$—	$25,000
FHLB Line of Credit
Average daily balance	$—	$63	$4	$60
Weighted-average rate during period	—%	—%	0.44%	1.29%
Federal funds purchased
Average daily balance	$—	$—	$—	$193
Weighted-average rate during period	—%	—%	—%	2.73%

Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $18.6 million to $233.9 million at September 30, 2021 as compared to $215.3 million at December 31, 2020. The increase in shareholders' equity was primarily impacted by $25.4 million of net income generated during the nine months ended September 30, 2021, partially offset by decreases of $3.3 million of accumulated other comprehensive income due to decreases in net unrealized gains on available-for-sale securities, $1.4 million of dividends declared on our preferred stock, $1.4 million of dividends declared on our common stock, and $1.4 million of stock repurchased through the share buyback program during the nine months ended September 30, 2021.

The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$225,409	$180,259	$215,327	$170,703
Net income	9,465	5,209	25,403	12,040
Other comprehensive income (loss)	(216)	783	(3,327)	4,451
Preferred stock offering, net of issuance costs	—	23,370	—	23,370
Redeemed stock	—	—	(1,364)	(620)
Common stock dividends declared	(459)	(387)	(1,374)	(1,160)
Dividends on 7.50% Series B Preferred Stock	(468)	—	(1,406)	—
Exercise of stock options	—	—	243	95
Stock-based compensation expense	203	234	432	589
Balance at end of period	$233,934	$209,468	$233,934	$209,468
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
At September 30, 2021 and December 31, 2020, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.
The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
September 30, 2021
Common equity tier 1 to risk-weighted assets:
Consolidated	9.82%	4.50%	7.00%
Bank	12.55%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.19%	6.00%	8.50%
Bank	12.55%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.19%	8.00%	10.50%
Bank	13.80%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	7.68%	4.00%	4.00%
Bank	8.64%	4.00%	4.00%	5.00%
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	9.30%	4.50%	7.00%
Bank	11.94%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	10.80%	6.00%	8.50%
Bank	11.94%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.91%	8.00%	10.50%
Bank	13.20%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	6.93%	4.00%	4.00%
Bank	7.67%	4.00%	4.00%	5.00%
(1) Reflects the capital conservation buffer of 2.5% for risk-weighted asset ratios.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at September 30, 2021 were $686.4 million, a decrease of $152.2 million from $838.6 million at December 31, 2020. The decrease of $152.2 million was primarily due to decreases of $133.1 million in time deposits and $14.9 million in subordinated notes.
The following tables present our contractual obligations as of September 30, 2021 and December 31, 2020.

	Contractual Maturities as of September 30, 2021
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,820	$3,320	$2,446	$3,382	$10,968
Short-term borrowings	2,681	—	—	—	2,681
Long-term borrowings	13,105	14,272	22,000	130,000	179,377
Subordinated notes	—	—	—	29,668	29,668
Time deposits	389,990	70,841	2,917	—	463,748
Total	$407,596	$88,433	$27,363	$163,050	$686,442

	Contractual Maturities as of December 31, 2020
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,731	$3,478	$2,509	$3,775	$11,493
Short-term borrowings	3,204	—	—	—	3,204
Long-term borrowings	6,176	14,304	32,000	130,000	182,480
Subordinated notes	—	—	15,000	29,592	44,592
Time deposits	437,211	153,759	5,845	—	596,815
Total	$448,322	$171,541	$55,354	$163,367	$838,584
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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At September 30, 2021, the allowance for off-balance sheet risk was $318 thousand, compared to $490 thousand at December 31, 2020, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$9,087	$6,600	$18,269	$17,058
Unused lines of credit	33,383	397,716	28,898	385,307
Unused standby letters of credit and commercial letters of credit	3,353	—	2,340	1,992
Of the total unused lines of credit of $431.1 million at September 30, 2021, $58.7 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
During the second quarter of 2020, management took steps to increase liquidity on the balance sheet and expand the capacity for additional funding in the uncertain economic environment due to COVID-19. Management maintained an elevated level of liquidity on the balance sheet in the third quarter of 2021, and will continue to monitor and determine the appropriate levels of liquidity as economic conditions develop. Furthermore, the Company continues to monitor its capital ratios regularly and has benefited from income from participation in the PPP, offset by potential stress from the weakening economy due to the COVID-19 pandemic.
At September 30, 2021, we had liquid assets of $592.7 million, compared to $455.4 million at December 31, 2020. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale. Cash and due from banks increased to $293.8 million, compared to $264.1 million at December 31, 2020 primarily as a result of forgiveness of PPP loans and increased deposit balances.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2021, we had $178.1 million of outstanding borrowings from the FHLB, and these advances were secured by a blanket lien on $582.8 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $219.4 million from the FHLB. Additionally, the Bank can borrow up to $157.5 million through the unsecured lines of credit it has established with eight other banks, as well as $5.1 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $1.02 billion, based on current policy limits at September 30, 2021. Management believed that as of September 30, 2021, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	September 30, 2021	December 31, 2020
Investment securities available-for-sale to total assets	15.31%	12.39%
Loans to total deposits	83.20	87.79
Interest-earning assets to total assets	94.17	94.64
Interest-bearing deposits to total deposits	61.69	68.49

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

The estimated impact on our net interest income as of September 30, 2021 and December 31, 2020, assuming immediate parallel moves in interest rates is presented in the table below.

	September 30, 2021		December 31, 2020
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	(4.6)%	(10.8)%	2.8%	5.5%
+300 basis points	0.9	(4.2)	5.5	7.6
+200 basis points	3.4	1.2	6.2	8.6
+100 basis points	4.8	5.3	5.7	8.2
-100 basis points	(4.4)	(7.3)	(3.3)	(5.2)
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
The table below presents the change in our economic value of equity as of September 30, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in our asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments and limitations on lowering certain deposit rates below zero.

Change in rates	September 30, 2021	December 31, 2020
+400 basis points	(10.0)%	15.0%
+300 basis points	(3.0)	19.0
+200 basis points	2.0	20.0
+100 basis points	4.0	15.0
-100 basis points	(13.0)	(26.0)

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

Item 1A – Risk Factors
For information regarding the factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, are updated by adding the following risk factors:

Failure to complete our proposed Merger with First Merchants could negatively impact our business, financial results and stock price.

If the Merger is not completed for any reason, our ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed;
•we may experience negative reactions from our customers, vendors and team members;
•we will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, investment banking and advisory and printing fees;
•the merger agreement places certain restrictions on the conduct of our business prior to completion of the Merger, such restrictions, the waiver of which is subject to the consent of First Merchants, may adversely affect our ability to execute certain of our business strategies; and
•matters relating to the Merger may require substantial commitments of time and resources by our management (including integration planning), which could otherwise have been devoted to other opportunities that may have been beneficial to us, as an independent company.

In addition to the above risks, if the merger agreement is terminated and our board of directors seeks another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration First Merchants has agreed to provide. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $11.13 million to First Merchants, which may adversely affect the price of our common stock. Any of the above risks could materially affect our business, financial results and stock price.

We face risks and uncertainties related to our proposed Merger with First Merchants.

Uncertainty about the effect of the Merger on our team members and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Team member retention may be particularly challenging during the pendency of the Merger, as team members may experience uncertainty about their roles with the surviving corporation following the Merger.

In addition, the merger agreement contains provisions that restrict our ability to, among other things, solicit, knowingly encourage or facilitate inquiries or proposals or enter into any agreement with respect to, or initiate or participate in any negotiations or discussions with any person concerning any alternative business combination proposals, subject to certain exceptions generally related to our board of directors’ exercise of its fiduciary duties. These provisions, which include a $11.13 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in engaging in a superior transaction from considering or proposing that acquisition, or might result in lower value received by our shareholders than would have otherwise been received.

The Company and First Merchants have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings among other things, will depend, in part, on our and First Merchants’ ability to successfully combine and integrate our and First Merchants’ businesses in a manner that facilitates growth opportunities and realizes cost savings. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of either company’s or both companies’ ongoing business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. If the combined companies experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected.

The merger agreement may be terminated in accordance with its terms and the Merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: the approval of the Merger by our shareholders; the effectiveness of the registration statement on Form S-4 for the shares of First Merchants common stock and preferred stock (or depositary shares in respect thereof) to be issued in the Merger; the receipt of authorization for listing on Nasdaq of the shares of First Merchants common stock and preferred stock (or depositary shares in respect thereof) to be issued in the Merger; the receipt of all required regulatory approvals; the absence of any order, decree or injunction enjoining or prohibiting the Merger; the receipt of a fairness opinion by the Company’s financial advisor; subject to certain exceptions, the accuracy of representations and warranties under the merger agreement; our and First Merchants’ performance of our and their respective obligations under the merger agreement in all material respects; and each of our and First Merchants’ receipt of a tax opinion to the effect that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

We and First Merchants may elect to terminate the merger agreement under certain circumstances. Among other situations, if the Merger is not completed by July 31, 2022 (or if the sole impediment to closing is the lack of regulatory approval, September 30, 2022), either we or First Merchants may choose not to proceed with the Merger, subject to certain exceptions. We and First Merchants can also mutually decide to terminate the merger agreement at any time. If the merger agreement is terminated, under certain limited circumstances, we may be required to pay a termination fee of $11.13 million to First Merchants, or First Merchants may be required to pay a termination fee of $10.0 million to us.

Our ability to complete the Merger is subject to the receipt of approval from various regulatory agencies, which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the transactions contemplated in the merger agreement can be completed, the Company and First Merchants must obtain various regulatory approvals. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. Although the Company and First Merchants do not currently expect that any such conditions or changes would be imposed, there can be no assurance that the regulators will not impose any such conditions, obligations or restrictions, and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected timeframe, any of which might have an adverse effect on the combined company following the Merger.

Because the market price of First Merchants common stock may fluctuate, our shareholders cannot be certain of the precise value of the Merger consideration they may receive in the Merger.

At the time the Merger is completed, each issued and outstanding share of our common stock will be converted into the right to receive 0.7167 of a share of First Merchants common stock and $10.17 in cash.

There will be a time lapse between each of the date of the proxy statement/prospectus for the shareholder meeting to adopt the merger agreement, the date on which our shareholders vote to approve the merger agreement, and the date on which our shareholders entitled to receive shares of First Merchants common stock actually receive such shares. The market value of First Merchants common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in First Merchants’ businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and First Merchants’ control. Consequently, at the time that our shareholders must decide whether to approve the merger agreement, they will not know the actual market value of the shares of First Merchants common stock that they will receive when the Merger is completed. The actual value of the shares of First Merchants common stock received by our shareholders will depend on the market value of shares of First Merchants common stock at the time the Merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the merger agreement.

Shareholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

In connection with the Merger, lawsuits may be filed against us, First Merchants, or the directors and officers of either company in connection with the Merger. Litigation filed against us, our board of directors or First Merchants and its board of directors could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the Merger may adversely affect the combined company’s business, financial condition, results of operations, cash flows and market price.

The risks described above and in our Annual Report on Form 10-K for the year ended December 31, 2020, are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

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

There were no repurchases of the Company’s shares of its outstanding common stock during the three months ended September 30, 2021.

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
September 30, 2021, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of
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

Level One Bancorp, Inc.

Date: November 5, 2021	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
Chief Executive Officer
(principal executive officer)

Date: November 5, 2021	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)