Form 10-K
period 2021-12-31
Level One Bancorp Inc
filed 2022-03-11
CIK 1412707

Section 1: 10-K (10-K)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2021 was $133,747,532 (based on the closing price on The Nasdaq Global Select Market on that date of $27.30).

As of March 04, 2022, the number of shares outstanding of the registrant’s common stock, no par value, was 7,787,601 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent indicated in such Part.

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
        A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified under "Risk Factors" or "Management's Discussion and Analysis of Financial Condition and Results of Operations" or the following:
•our ability to complete our pending merger transaction with First Merchants Corporation on a timely basis, including as a result of any unanticipated delay in the receipt of required regulatory approvals;
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
•the effects of acts of war or terrorism, severe weather, natural disasters, widespread disease or pandemics, including the COVID-19 pandemic, and other external events;
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
•changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board (the "FASB");
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
Part I
Item 1 - Business
Company Overview
Level One Bancorp, Inc. (the "Company," "Level One," "we," "our," or "us") is the bank holding company, registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), for Level One Bank (the "Bank"), headquartered in Farmington Hills located in Oakland County, Michigan. The Company is a Michigan corporation incorporated in 2006 and a financial holding company. The Bank has grown rapidly since its founding in 2007 and is one of the largest locally-headquartered commercial banks in southeastern Michigan. This growth has been driven primarily by our entrepreneurial culture, our experienced management team and by the economic strength of our core market area in Oakland County, which, as of December 31, 2021, had the eighteenth highest median income in the United States of counties with over one million residents. As of December 31, 2021, we had $2.52 billion in assets, $1.65 billion in loans, $2.04 billion in deposits and total shareholders’ equity of $240.1 million. We generated net income of $32.5 million for the year ended December 31, 2021, or $3.95 per diluted common share, and $20.4 million for the year ended December 31, 2020, or $2.57 per diluted common share.
Since our formation 15 years ago, we have grown to 17 offices, including nine banking centers (our full‑service branches) in Oakland County, one banking center in each of Detroit and Grand Rapids, Michigan’s two largest cities, one banking center in Sterling Heights, one banking center in Jackson, and three banking centers and a mortgage loan production office in Ann Arbor. In addition to our organic growth, we acquired Michigan Heritage Bank in 2009, Paramount Bank in 2010, Lotus Bank in 2015, and Bank of Michigan in 2016, which added to our commercial banking, retail banking and mortgage lending while expanding our product suite and staffing levels. We also acquired Ann Arbor State Bank as of January 2, 2020, which expanded our client base in Ann Arbor by adding two banking centers to our already established banking center and a mortgage production office, and another banking center in Jackson.
On November 4, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Merchants Corporation., an Indiana corporation (“First Merchants”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, we will merge with and into First Merchants (the “Merger”), with First Merchants as the surviving corporation in the Merger. Immediately following the Merger, the Bank will consolidate with and into First Merchant’s’ wholly owned bank subsidiary, First Merchants Bank, with First Merchants Bank as the surviving entity.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive (i) 0.7167 shares of First Merchants common stock and (ii) $10.17 in cash. Each share of our 7.50% Non-Cumulative Perpetual Preferred Stock, Series B (“Level One Preferred Stock”) outstanding immediately prior to the effective time of the Merger will be converted into the right to receive a share of a newly created series of preferred stock of First Merchants having voting powers, preferences and special rights that are substantially identical to the Level One Preferred Stock (“First Merchants Preferred Stock”). Each depositary share issued pursuant to the Deposit Agreement, dated as of August 13, 2020, among Level One, Continental Stock Transfer & Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein, representing one-hundredth of one share of the Level One Preferred Stock, shall thereupon represent one-hundredth of one share of the First Merchants Preferred Stock.
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
Our commercial lending focuses primarily on originating commercial and industrial loans, owner occupied commercial real estate loans and, non-owner occupied commercial real estate loans in our primary market areas, which include Oakland County, the Detroit metropolitan area, the Grand Rapids metropolitan area, and the Ann Arbor metropolitan area. We have lenders dedicated to targeting mid-sized businesses with between $5.0 million and $50.0 million of annual revenue, but we also target small businesses with annual revenue of less than $5.0 million.
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
The Bank’s commercial mortgages are used to provide construction and permanent financing for owner-occupied, retail and office buildings, and multi-family buildings. Commercial real estate secured loans are generally written on a five-year term, with amortizing periods ranging up to twenty years. Interest rates may be fixed for three to seven years, or adjustable. The Bank generally charges an origination fee for its services. We generally require personal guarantees from the principal owners of the property supported by a review of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. The conventional loan-to-value ratio as established by an independent appraisal typically will not exceed 80% for these loans. Owner-occupied commercial real estate loans were $283.4 million, or 17.1% of the Company’s loan portfolio, and non-owner occupied commercial real estate/multi-family loans were $467.4 million, or 28.3% of the Company’s loan portfolio, as of December 31, 2021.
Commercial and industrial loans are generally made to small to mid-sized businesses for business purposes and are supported by the cash flow of the underlying business as well as collateral of accounts receivable, inventory and/or equipment and personal guaranties from the business owners. SBA, MEDC, and USDA lending programs are utilized to enhance the credit quality of loans that already meet the requirements of the Company’s rigorous credit underwriting policies and procedures. These programs have a further benefit to the Company in terms of liquidity and potential fee income, since there is an active secondary market that will purchase the guaranteed portion of these loans at a premium. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. Commercial and industrial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from operating income. The terms of these loans vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly, quarterly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity. As of December 31, 2021, commercial and industrial loans (including PPP loans) totaled approximately $460.5 million, or 27.9% of the Company’s loan portfolio.
Construction loans include commercial projects (such as multi-family housing, industrial, office and retail centers). Permanent financing is typically offered for commercial properties under construction. These loans typically have a term of less than 18 months, floating interest rates and commitment fees. Construction loans for investment real estate are made to developers who have an established record of successful project completion and loan repayment. Loan repayment for owner occupied transactions is generally from permanent financing with either the Bank or a qualified mortgage lender. The conventional loan-to-value ratio as established by independent appraisal typically is limited to 80% or less for owner occupied and 75% or less for non-owner occupied real estate. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or third-party inspector has inspected the project, with construction monitoring handled by the Bank’s Credit Administration department, which ensures title policies are updated for each construction draw. At December 31, 2021, we had in $76.4 million construction loans outstanding, representing 4.6% of the Company’s loan portfolio, with $71.3 million in undisbursed commitments.
Residential Real Estate. We originate both fixed-rate loans and adjustable-rate loans in our residential lending program. Generally, these loans are originated to meet the requirements of the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal Housing Administration ("FHA"), Veterans Affairs ("VA") and jumbo loans for sale in the secondary market to investors. We typically sell our long term fixed rate and retain our adjustable loan originations. We generally underwrite our one- to four-family loans based on the applicant’s employment, debt to income levels, credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family conforming residential loans. In situations where we grant a residential first mortgage loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one- to four-family loans are generally appraised by independent appraisers selected by our appraisal management companies conforming with appraisal independent compliance guidelines. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum. Fixed rate loans generally are offered on a fully amortizing basis for terms ranging from 10 to 30 years at interest rates and fees that reflect current secondary market pricing. Most adjustable rate mortgage (ARM) products offered adjust annually after an initial period ranging from one to ten years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%. Beginning in 2021, these ARM products most frequently adjust based upon the 30-day average yield of the SOFR index adjusted to a constant maturity of six months plus a margin or spread above the index. Generally, ARM loans held in our portfolio do not allow for interest-only payments nor negative amortization of principal and carry allowable prepayment restrictions. The Bank also makes a limited amount of loans secured by second mortgages on residential real estate. Second residential mortgages may have a loan to value of up 80% when combined with the first mortgage; however exceptions can be made based on credit capacity, collateral and the banking relationship. Also included in residential real estate loans are home equity lines of credit. Home equity lines of credit generally have a loan to value ratio of up to 90% at the time of origination when combined with the first mortgage. In 2020, the Bank temporarily restricted the loan to value ratio to 80% at the time of origination when combined with a first mortgage due to the uncertainty related to COVID-19. The majority of these loans are secured by a first or second mortgage on residential property. Home equity lines of credit allow for a 10-year draw period, followed by a 10-year repayment period, and the interest rate is generally tied to the prime rate as published by the Wall Street Journal and may include a margin. As of December 31, 2021, residential loans totaled approximately $440.6 million, or 26.7% of the Company’s loan portfolio, of which $35.2 million were home equity lines of credit.
Consumer Loans. Consumer loans offered by the Bank include personal installment and auto loans and credit cards through a third-party provider. Personal lines of credit generally have maturities from one to five years and variable interest rates. Personal unsecured loans are available to creditworthy bank customers with limits determined on a loan by loan basis. Credit reports and industry standard debt-to-income ratios or less are used to qualify borrowers. As of December 31, 2021, consumer loans totaled approximately $837 thousand, or 0.1% of the Company’s loan portfolio.
Loan Policy and Approval. Loan authority is delegated by the Directors Loan Committee. The Bank does not provide loan authority to any one individual, but takes a risk management approach based on aggregate credit exposure and risk grading. Aggregate exposure less than $2.0 million requires multi-signature approval. The Management Loan Committee has approval authority up to $6.0 million. All other loans require approval by the Directors Loan Committee. Each loan request requires some level of credit approval. Under applicable federal and state law, the Bank’s permissible loans to one borrower are limited to $65.1 million in the aggregate as of December 31, 2021, subject to two-thirds board approval.
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
As of December 31, 2021, the Bank had $23.1 million of brokered deposits and deposits obtained through the use of internet listing services (approximately 1.1% of total deposits).
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
Our Market Areas
        We believe the demographics of our market areas provide strong growth opportunities for our loan portfolio and deposits. The following chart, which is based on data from S&P Global Market Intelligence, shows our share of the deposits in our market areas as of June 30, 2021, which is the most recent data available.

	Deposits	Level One
(Dollars in millions)	in Market	Deposits	Market Share
Market Area by County
Oakland County	$82,923.0	$1,609.0	1.94%
Washtenaw County	12,654.5	276.4	2.18
Wayne County	90,258.1	77.4	0.09
Macomb County	20,970.0	43.1	0.21
Kent County	22,909.4	29.4	0.13
Jackson County	2,808.0	23.0	0.82

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
Structure. As of December 31, 2021, Level One had 291 full-time equivalent team members, primarily located in Michigan. Level One’s Chief Human Resources Officer reports directly to the Chairman and CEO and manages all aspects of the team member experience, including talent acquisition, education and development, talent management, and compensation and benefits. None of Level One's team members are a party to a collective bargaining agreement. We consider Level One's relationship with its team members to be strong.
The Board of Directors and the Compensation Committee are updated on Level One’s talent development and human capital management strategies, with a focus on providing competitive compensation and benefit plans. Additionally, in 2021, the Board of Directors selected a new President of Level One Bank after a rigorous selection process facilitated by Kaplan Partners, an outside firm specializing in talent selection. A special committee of the Board was formed to evaluate two internal candidates, one of which was selected into the position. Selecting an internal candidate for the important position of President is evidence that Level One has invested in talent development.
Productivity. Level One carefully manages the size of its workforce and reallocates resources as needed. As of December 31, 2021, Level One’s total headcount was 11% higher than the preceding year-end due to the growth of Level One's mortgage division and acquisition of high performing mortgage professionals. Level One team members continued to produce record high mortgage volumes in 2021.
Diversity. Level One is committed to providing a safe and engaging environment for all team members. Level One has been recognized for nine years in a row as one of Metro Detroit's Best and Brightest Companies to Work for by MichBusiness. Level One believes this was driven largely by the commitment of its diverse talent who have ready access to decision makers. Level One believes that it meets all the requirements for a diverse workforce as evidenced by a strong Affirmative Action Plan and its retention of diverse talent.
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
Level One has also created internal programs to support the development and retention of its team members, including an internal leadership development program designed to train emerging leaders, enhanced training for retail bank team members, and personality-type training for all team members to better understand themselves and others. Level One’s executives and managers participated in a conflict management course (Crucial Conversations) in 2021 as well as a course to enhance a leader’s ability to understand others (Emotional Intelligence). Additionally, specially focused development plans were created for high potential and key talent to ensure learning through a variety of experiences. Level One also supports its team members’ involvement in external development programs. For example, each year, women are sponsored to attend the MBA Women’s Forum and others are supported through attendance in webinars and conferences. A special accelerated program for emerging leaders was provided to eight new managers in 2021, facilitated by ICC (Innovate. Coach. Consult). The program was well received by participants and their managers.
Team member turnover for 2021 was 16.7%. Like many other companies, Level One Bank experienced elements of the Great Resignation as the labor market was rich with opportunities. While Level One’s turnover was higher than in the past, it was not considered to threaten Level One’s ability to meet customer needs in a safe and sound manner.
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
As of December 31, 2021: (i) the Bank was not subject to a directive from DIFS or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory Community Reinvestment Act ("CRA") rating. If the Federal Reserve determines that either the Company or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.
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
Supervisory Assessments. All Michigan-chartered banks are required to pay supervisory assessments to the DIFS to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2021, the Bank paid supervisory assessments to the DIFS totaling approximately $243 thousand.
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

Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (LCR), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio (NSFR), is designed to promote more medium- and long term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
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
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the FDIC and the DIFS may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain the capital conservation buffer. See “—The Role of Capital” above.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The federal bank regulators have identified key risk themes for 2021 as: credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering compliance, cybersecurity, planning for and implementation of the Current Expected Credit Loss (CECL) accounting standard, and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
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
As of December 31, 2021, the Bank did not exceed these guidelines.
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

Risks Related to Our Pending Merger Transaction

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

The market value of First Merchants common stock may fluctuate prior to closing of the Merger as a result of a variety of factors, including general market and economic conditions, changes in First Merchants’ businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and First Merchants’ control. Consequently, your shareholders will not know the actual market value of the shares of First Merchants common stock that they will receive when the Merger is completed. The actual value of the shares of First Merchants common stock received by our shareholders will depend on the market value of shares of First Merchants common stock at the time the Merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement.

Shareholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

In connection with the Merger, lawsuits have and may in the future be filed against us, First Merchants, or the directors and officers of either company in connection with the Merger. Litigation filed against us, our board of directors or First Merchants and its board of directors could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the Merger may adversely affect the combined company’s business, financial condition, results of operations, cash flows and market price.

COVID-19 Risks
The outbreak of COVID-19 and related developments have led to an economic recession, increased inflation, disruptions in labor markets and had other severe effects on the U.S. economy. The pandemic has also adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.
The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has disrupted our operations. The pandemic and responses on the part of the U.S. and local governments and populations have inhibited growth in economic activity and resulted in increased inflation, labor market and supply chain disruptions, a rising interest rate environment, and had other severe effects on the U.S. economy. We expect increased interest rates will adversely affect mortgage originations and mortgage banking revenue in future periods. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.
The outbreak of COVID-19 has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans and could harm local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government introduced a number of programs designed to soften the impact of COVID-19 on small businesses, our borrowers may still not be able to satisfy their financial obligations to us.

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
The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the distribution, supply, and adoption of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets.
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
The regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2021 represents greater than 100% but less than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our high concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. We have established an informal, internal limit on loans to one borrower, principal or guarantor. Our limit is based on “total exposure,” which represents the aggregate exposure of economically related borrowers for approval purposes. However, we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry and the credit quality of the borrower are commensurate with the increased size of the loan. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2021, our 20 largest borrowing relationships accounted for approximately 13.0% of our total loan portfolio, the largest of which totaled $19.5 million. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low interest rates over the last few years, interest rates have begun to rise in recent periods. Accordingly, there can be no assurance that our mortgage production will continue at recent levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.
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
We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2021, our goodwill totaled $35.6 million. The Company conducted its annual goodwill impairment assessment as of October 1, 2021, and concluded that goodwill was not impaired as of such date. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
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
If short-term interest rates rise or remain at their low levels for a prolonged period, and longer term interest rates fall, we could experience further net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This could have a material adverse effect on our net interest income and our results of operations.
In addition, any significant continued inflation could negatively impact our financial condition and results of operations, including by reducing the real value of our loan and securities portfolios, or by negatively impacting our economic environment and our borrowers’ business operations.
Changes to, or elimination of, LIBOR could adversely affect our financial instruments with interest rates currently indexed to LIBOR.

In 2017, the Financial Conduct Authority of the United Kingdom announced its intention to cease sustaining LIBOR. While there is no certainty on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, began to publish SOFR as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities selected by the ARRC.
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
Our securities portfolio has and may continue to be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio has and may continue to be impacted by fluctuations in market value, which reduce accumulated other comprehensive income and/or earnings. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and limited investor demand. Our securities portfolio is evaluated quarterly for other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our financial condition and results of operations.
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

There were no repurchases of the Company's shares of its outstanding common stock during the three months ended December 31, 2021.

Under applicable state law, Michigan corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of December 31, 2021, the total shares repurchased in the amount of $6.2 million were redeemed but remain authorized, unissued shares.

As of March 4, 2022, the Company has not repurchased any shares during 2022.

Item 6 - [Reserved]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains our financial condition as of December 31, 2021 and 2020 and results of operations for the years ended December 31, 2021, 2020 and 2019. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented in Item 8 of this report.
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

Selected Financial Data

	As of and for the year ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Earnings Summary
Interest income	$86,650	$82,639	$70,448
Interest expense	8,051	15,883	19,393
Net interest income	78,599	66,756	51,055
Provision for (recovery of) loan losses	(725)	11,872	1,383
Noninterest income	22,372	29,714	14,211
Noninterest expense	61,839	60,232	44,369
Income before income taxes	39,857	24,366	19,514
Income tax provision	7,379	3,953	3,403
Net income	32,478	20,413	16,111
Preferred stock dividends	1,875	479	—
Net income available to common shareholders	30,603	19,934	16,111
Net income allocated to participating securities (1)	441	244	159
Net income attributable to common shareholders (1)	$30,162	$19,690	$15,952
Per Share Data
Basic earnings per common share	$4.00	$2.58	$2.08
Diluted earnings per common share	3.95	2.57	2.05
Diluted earnings per common share, excluding acquisition and due diligence fees (2)	3.95	2.74	2.12
Book value per common share	28.02	25.14	22.13
Tangible book value per common share (2)	22.37	19.63	20.86
Preferred shares outstanding (in thousands)	10	10	—
Common shares outstanding (in thousands)	7,734	7,634	7,715
Average basic common shares (in thousands)	7,536	7,627	7,632
Average diluted common shares (in thousands)	7,650	7,686	7,747
Selected Period End Balances
Total assets	$2,515,869	$2,442,982	$1,584,899
Securities available-for-sale	397,551	302,732	180,905
Total loans	1,652,771	1,723,537	1,227,609
Total deposits	2,040,082	1,963,312	1,135,428
Total liabilities	2,275,778	2,227,655	1,414,196
Total shareholders' equity	240,091	215,327	170,703
Total common shareholders' equity	216,719	191,955	170,703
Tangible common shareholders' equity (2)	173,033	149,844	160,940
Performance and Capital Ratios
Return on average assets	1.28%	0.88%	1.08%
Return on average equity	14.24	10.61	9.90
Net interest margin (fully taxable equivalent) (3)	3.33	3.10	3.60
Efficiency ratio (noninterest expense/net interest income plus noninterest income)	61.24	62.44	67.98
Dividend payout ratio	5.74	7.37	7.20
Total shareholders' equity to total assets	9.54	8.81	10.77
Tangible common equity to tangible assets (2)	7.00	6.24	10.22
Common equity tier 1 to risk-weighted assets	10.37	9.30	11.72
Tier 1 capital to risk-weighted assets	11.75	10.80	11.72
Total capital to risk-weighted assets	14.76	14.91	15.99
Tier 1 capital to average assets (leverage ratio)	7.93	6.93	10.41
Asset Quality Ratios:
Net (recoveries) charge-offs to average loans	0.01%	0.13%	0.02%
Nonperforming assets as a percentage of total assets	0.46	0.77	1.23
Nonaccrual loans as a percent of total loans	0.68	1.09	1.51
Allowance for loan losses as a percentage of total loans	1.30	1.29	1.03
Allowance for loan losses as a percentage of nonaccrual loans	189.79	118.50	68.40
Allowance for loan losses as a percentage of nonaccrual loans, excluding allowance allocated to loans accounted for under ASC 310-30	184.58	114.95	64.29
(1) Amounts presented are used in the two-class earnings per common share calculation. This method was adopted by the Company in the second quarter of 2019.
(2) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(3) Presented on a tax equivalent basis using a 21% tax rate for the 2019, 2020, and 2021 periods.

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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity, Tangible Common Equity to Tangible Assets Ratio and Tangible Book Value Per Share
	As of and for the year ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019

Total shareholders' equity	$240,091	$215,327	$170,703
Less:
Preferred stock	23,372	23,372	—
Total common shareholders' equity	216,719	191,955	170,703
Less:
Goodwill	35,554	35,554	9,387
Mortgage servicing rights, net	5,604	3,361	76
Other intangible assets, net	2,528	3,196	300
Tangible common shareholders' equity	$173,033	$149,844	$160,940

Common shares outstanding (in thousands)	7,734	7,634	7,715
Tangible book value per common share	$22.37	$19.63	$20.86

Total assets	$2,515,869	$2,442,982	$1,584,899
Less:
Goodwill	35,554	35,554	9,387
Mortgage servicing rights, net	5,604	3,361	76
Other intangible assets, net	2,528	3,196	300
Tangible assets	$2,472,183	$2,400,871	$1,575,136

Tangible common equity to tangible assets	7.00%	6.24%	10.22%

Adjusted Income and Diluted Earnings Per Share
	As of and for the year ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019

Net income, as reported	$32,478	$20,413	$16,111
Acquisition and due diligence fees	—	1,654	539
Income tax benefit (1)	—	(331)	(51)
Net income, excluding acquisition and due diligence fees	$32,478	$21,736	$16,599

Diluted earnings per share, as reported	$3.95	$2.57	$2.05
Effect of acquisition and due diligence fees, net of income tax benefit	—	0.17	0.07
Diluted earnings per common share, excluding acquisition and due diligence fees	$3.95	$2.74	$2.12
(1) Assumes income tax rate of 21% on deductible acquisition expenses for the 2019 and 2020 periods.

Allowance for Loan Loss as a Percentage of Total Loans, Excluding PPP Loans
	As of and for the year ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019

Total loans	$1,652,771	$1,723,537	$1,227,609
Less:
PPP loans	76,505	290,135	—
Total loans, excluding PPP loans	$1,576,266	$1,433,402	$1,227,609

Allowance for loan loss	$21,425	$22,297	$12,674
Allowance for loan loss as a percentage of total loans	1.30%	1.29%	1.03%
Allowance for loan loss as a percentage of total loans excluding PPP loans	1.36%	1.56%	1.03%
Critical Accounting Policies
Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States. Our significant accounting policies are set forth in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Some of these policies require reliance on estimates and assumptions, which are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances, but may prove to be inaccurate or can be subject to variations. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations. At December 31, 2021, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing our consolidated financial statements were the policies related to the allowance for loan losses, fair value measurement, and goodwill, which are discussed more fully below.
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
At December 31, 2021, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented 97.45% and 100.00% of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability.
Valuation and Recoverability of Goodwill
Goodwill represents $35.6 million of our $2.52 billion in total assets as of December 31, 2021. We review goodwill for impairment annually as of October 1st and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our Company below its carrying amount. The accounting estimates related to our goodwill require us to make considerable assumptions about fair values. Our assumptions regarding fair values require significant judgment about economic and industry factors and the growth and earnings prospects of the Company. Changes in these judgements, either individually or collectively, may have a significant effect on the estimated fair values.
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
Our results of operations for the years ended December 31, 2021 and 2020 include the results of operations of AAB on and after January 2, 2020, including $1.7 million of acquisition fees. Results for periods before January 2, 2020 reflect only those of Level One and do not include the results of operations of AAB. See "Note 2 - Business Combinations" for more information. In addition, all identifiable assets, including the intangible assets that consisted of $26.2 million in goodwill and $3.7 million in core deposit intangibles, and liabilities of AAB as of the merger date have been recorded at their estimated fair value and added to those of Level One.
Recent Developments
Fourth Quarter Common Stock Dividend. On December 15, 2021, Level One's Board of Directors declared a fourth quarter 2021 cash dividend of $0.06 per common share. The dividend was paid on January 14, 2022, to shareholders of record at the close of business on December 31, 2021.

First Quarter Preferred Stock Dividend. On January 19, 2022, Level One’s Board of Directors declared a quarterly cash dividend of $46.88 per share on its 7.50% Non-Cumulative Perpetual Preferred Stock, Series B. Holders of depositary shares will receive $0.4688 per depositary share. The dividend is payable on February 15, 2022, to shareholders of record at the close of business on January 31, 2022.
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
Level One was also a participating lender in both the first and second rounds of the PPP. In 2020, the Bank originated 2,208 PPP loans in the aggregate principal amount of $417.0 million. From January 18, 2021 through June 30, 2021, Level One funded 1,532 new PPP loan applications for $234.3 million, of which 1,187 were for loans $150,000 or below. As of December 31, 2021, $76.5 million of PPP loans were still outstanding. The Bank is actively working with the borrowers of PPP loans to obtain loan forgiveness from the SBA.
Level One also recognizes that some of the most impacted industries are the restaurant and hospitality industries. As of December 31, 2021, Level One had 3.9% and 0.3% of loan concentrations in the restaurant and hospitality industries, respectively.
Results of Operations
Net Income
We had net income of $32.5 million, or $3.95 per diluted common share, for the year ended December 31, 2021, compared to $20.4 million, or $2.57 per diluted common share, for the year ended December 31, 2020. The increase of $12.1 million in net income primarily reflected an increase of $11.8 million in net interest income, primarily due to higher interest income on loans due, in part, to the recognition of fees on PPP loans as they are forgiven. In addition, there was higher interest income on securities due to increased volumes of investment securities and lower interest expense on deposits, borrowed funds, and subordinated notes. The increase in net income also reflected a decrease of $12.6 million in provision for loan loss, primarily due to a decrease in general reserves resulting from an increase in the economic qualitative factors in the year ended December 31, 2020 and a reduction in qualitative factors in the third quarter of 2021. These were partially offset by a $7.3 million decrease in noninterest income primarily due to lower mortgage banking activities and net gain on sales of securities partially offset by an increase in service charges on deposits. In addition, there were increases of $3.4 million of income tax provision primarily due to higher income before taxes and $1.6 million of noninterest expense primarily due to higher salary and employee benefits, other expense, data processing expense, and professional services fees partially offset by lower acquisition and due diligence fees.
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings).
Net interest income of $78.6 million for the year ended December 31, 2021 was $11.8 million higher than the net interest income of $66.8 million for the year ended December 31, 2020. The year ended December 31, 2021 included a $4.0 million increase in interest income as well as a $7.8 million decrease in interest expense, compared to December 31, 2020. The increase in interest income was primarily driven by increases of $2.9 million in interest and fees on loans and $1.4 million in interest on investment securities. The increase in interest and fees on loans for the year ended December 31, 2021 compared to the same period in 2020 was mainly driven by the Bank earning $12.9 million of net SBA fees on PPP loans compared to $6.5 million for the year ended December 31, 2020. The increase in interest income on investment securities was mainly due to an increase of $123.7 million in average balances due to excess liquidity from PPP loan forgiveness and increased customer liquidity.

The decrease in interest expense was primarily driven by a decrease of $6.7 million in interest expense on deposits and a decrease of $1.2 million in interest expense on borrowed funds and subordinated notes. The decrease in deposit interest expense was primarily due to lower interest rates paid as a result of revised internal deposit rates and maturity of higher cost time deposits. The decrease in interest expense on borrowed funds and subordinated notes was primarily due to the redemption of $15.0 million of subordinated notes during the second quarter of 2021 and a decrease in FHLB borrowings.
Our net interest margin (FTE) for the year ended December 31, 2021 was 3.33%, compared to 3.10% for the same period in 2020. The increase of 23 basis points in the net interest margin year over year was primarily a result of a decrease in cost of funds, which declined 52 basis points to 0.53% in 2021, compared to 1.05% in 2020 primarily due to lower interest rates paid as a result of revised internal deposit rates and maturity of higher cost time deposits. The decrease in cost of funds was accompanied by a lower yields across most interest-earning assets, mostly reflecting the impact of lower market interest rates.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The contractual coupon of the loan considers the contractual coupon rates of the loan and does not include any interest income for loans in nonaccrual status. For the years ended December 31, 2021 and 2020, the yield on total loans was impacted by 6 basis points and 7 basis points due to the accretable yield on purchased credit impaired loans. Our net interest margin for the years ended December 31, 2021 and 2020, benefited by 4 basis points and 8 basis points, respectively, as a result of the excess accretable yield. As of December 31, 2021 and December 31, 2020, our remaining accretable yield was $5.7 million and $7.1 million, respectively, and our nonaccretable difference was $1.4 million and $2.7 million, respectively.

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
Analysis of Net Interest Income—Fully Taxable Equivalent

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019
Average Balance Sheets:
Gross loans(1)	$1,791,671	$1,730,470	$1,169,486
Investment securities: (2)
Taxable	254,913	138,837	129,274
Tax-exempt	103,609	96,020	84,392
Interest-earning cash balances	218,931	194,545	38,268
Other investments	14,398	12,903	8,523
Total interest-earning assets	$2,383,522	$2,172,775	$1,429,943
Non-earning assets:	145,990	135,229	68,015
Total assets	$2,529,512	$2,308,004	$1,497,958

Interest-bearing demand deposits	$162,405	$115,249	$57,480
Money market and savings deposits	613,883	496,827	314,918
Time deposits	519,447	573,823	527,605
Borrowings	183,503	279,949	79,864
Subordinated notes	36,376	44,490	16,061
Total interest-bearing liabilities	1,515,614	1,510,338	995,928
Noninterest-bearing demand deposits	754,376	574,537	321,487
Other liabilities	31,466	30,787	17,750
Shareholders' equity	228,056	192,342	162,793
Total liabilities and shareholders' equity	$2,529,512	$2,308,004	$1,497,958

Yields: (3)
Earning Assets
Gross loans	4.43%	4.42%	5.42%
Investment securities:
Taxable	1.58%	1.93%	2.71%
Tax-exempt	3.02%	3.19%	3.27%
Interest earning cash balances	0.13%	0.24%	2.23%
Other investments	3.13%	4.07%	5.26%
Total interest earning assets	3.66%	3.83%	4.96%

Interest-bearing liabilities
Interest-bearing demand deposits	0.14%	0.28%	0.49%
Money market and savings deposits	0.19%	0.56%	1.43%
Time deposits	0.56%	1.38%	2.30%
Borrowings	1.02%	0.84%	1.73%
Subordinated notes	5.12%	5.70%	6.69%
Total interest-bearing liabilities	0.53%	1.05%	1.95%

Interest spread	3.13%	2.78%	3.01%
Net interest margin(4)	3.30%	3.07%	3.57%
Tax equivalent effect	0.03%	0.03%	0.03%
Net interest margin on a fully tax equivalent basis	3.33%	3.10%	3.60%

(1) Includes nonaccrual loans.
(2) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(3) Average rates and yields are presented on an annual basis and include a taxable equivalent adjustment to interest income of $617 thousand, $574 thousand and $453 thousand on tax-exempt securities for the years ended December 31, 2021, 2020 and 2019, respectively, using the federal corporate tax rate of 21%.
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

	For the year ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$163	$2,711	$2,874
Investment securities:
Taxable	(547)	1,906	1,359
Tax-exempt	(210)	234	24
Interest-earning cash balances	(225)	53	(172)
Other investments	(130)	56	(74)
Total interest income	(949)	4,960	4,011
Interest-bearing liabilities
Interest-bearing demand deposits	(190)	102	(88)
Money market and savings deposits	(2,128)	542	(1,586)
Time deposits	(4,317)	(689)	(5,006)
Borrowings	439	(917)	(478)
Subordinated debt	(242)	(432)	(674)
Total interest expense	(6,438)	(1,394)	(7,832)
Change in net interest income	$5,489	$6,354	$11,843
	For the year ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest-earning assets
Gross loans	$(13,194)	$26,353	$13,159
Investment securities:
Taxable	(1,076)	244	(832)
Tax-exempt	(191)	372	181
Interest-earning cash balances	(1,327)	933	(394)
Other investments	(117)	194	77
Total interest income	(15,905)	28,096	12,191
Interest-bearing liabilities
Interest-bearing demand deposits	(157)	198	41
Money market and savings deposits	(3,589)	1,830	(1,759)
Time deposits	(5,217)	987	(4,230)
Borrowings	(1,009)	1,984	975
Subordinated debt	(180)	1,643	1,463
Total interest expense	(10,152)	6,642	(3,510)
Change in net interest income	$(5,753)	$21,454	$15,701

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
Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. At the acquisition date, the Company recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We evaluate these loans semi-annually to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. As of December 31, 2021, and December 31, 2020, our remaining accretable yield was $5.7 million and $7.1 million, and our nonaccretable difference was $1.4 million and $2.7 million, respectively.
The provision for loan losses was a provision benefit of $725 thousand for the year ended December 31, 2021, compared to a provision expense of $11.9 million for the year ended December 31, 2020. The decrease of $12.6 million in the provision for loan losses was primarily due to a decrease in general reserves of $10.6 million due to a reduction in qualitative factors within the allowance for loan loss model as a result of improved credit quality while qualitative factors were increased during the year ended December 31, 2020 due to economic uncertainty regarding the impact of the COVID-19 pandemic on credit quality. In addition, there was a decrease of $2.1 million in net chargeoffs resulting from a $1.3 million chargeoff on a nonaccrual loan during the second quarter of 2020.
Noninterest Income
The following table presents noninterest income for the years ended December 31, 2021, 2020 and 2019.

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Noninterest income
Service charges on deposits	$3,311	$2,446	$2,547
Net gain on sales of securities	21	1,862	1,174
Mortgage banking activities	15,843	22,190	7,880
Other charges and fees	3,197	3,216	2,610
Total noninterest income	$22,372	$29,714	$14,211
Noninterest income decreased $7.3 million to $22.4 million for the year ended December 31, 2021, compared to $29.7 million for the same period in 2020. The decrease in noninterest income was primarily due to decreases of $6.3 million in mortgage banking activities and $1.8 million in net gain on sales of securities. These decreases were partially offset by an increase of $865 thousand in service charges on deposits. The decrease in mortgage banking activities was primarily due to $115.7 million lower residential loan originations held for sale and $56.0 million lower residential loans sold. The higher volumes in the year ended December 31, 2020 were primarily due to a decrease in interest rates during the first half of 2020 while interest rates have remained relatively stable in 2021. The decrease in net gains on sales of securities was primarily due to fewer securities sold during 2021 compared to 2020. The increase in service charges on deposits was due to higher transaction volumes and deposit balances.

Noninterest Expense
The following table presents noninterest expense for the years ended December 31, 2021, 2020 and 2019.

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Noninterest expense
Salary and employee benefits	$39,353	$38,304	$28,775
Occupancy and equipment expense	6,631	6,549	4,939
Professional service fees	3,542	2,935	1,808
Acquisition and due diligence fees	—	1,654	539
FDIC premium	1,027	1,119	310
Marketing expense	1,288	956	1,107
Loan processing expense	983	935	661
Data processing expense	4,125	3,460	2,374
Core deposit premium amortization	668	768	146
Other expense	4,222	3,552	3,710
Total noninterest expense	$61,839	$60,232	$44,369
Noninterest expense increased $1.6 million to $61.8 million for the year ended December 31, 2021, compared to $60.2 million for the same period in 2020. The increase in noninterest expense was primarily due to increases in salary and employee benefits of $1.0 million, other expense of $670 thousand, data processing expense of $665 thousand, professional service fees of $607 thousand, and marketing expense of $332 thousand. These increases were partially offset by a decrease of $1.7 million in acquisition and due diligence fees. The increase in salary and employee benefits was primarily due to annual compensation increases and an increase of 8 full-time equivalent employees. The increase in other expenses was primarily due to an increase in fraud losses. The increase in data processing expense was primarily due to a new loan processing system used for PPP loans. The increase in professional fees was primarily due to fees related to the pending merger. The increase in marketing expense was primarily due to an increase in advertising efforts. The decrease in acquisition and due diligence fees was due to the acquisition of Ann Arbor State Bank in the first quarter of 2020.
Income Taxes and Tax-Related Items
During the year ended December 31, 2021, we recognized income tax expense of $7.4 million on $39.9 million of pre-tax income resulting in an effective tax rate of 18.5%, compared to the same period in 2020, in which we recognized an income tax expense of $4.0 million on $24.4 million of pre-tax income, resulting in an effective tax rate of 16.2%.
The increase in income tax provision for the year ended December 31, 2021 compared to the same period in 2020 was primarily as a result of higher income before taxes. Additionally, a $290 thousand tax benefit related to the Ann Arbor State Bank net operating loss (NOL) in the first quarter of 2020 resulting from the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provision that allows for NOLs generated in 2018 to 2020 to be carried back five years as well as disqualified dispositions of Ann Arbor State Bank’s stock options generated a $175 thousand tax benefit in the first quarter of 2020.
See "Note 11 - Income Taxes" of Notes to Consolidated Financial Statements for a reconciliation between expected and actual income tax expense for the years ended December 31, 2021 and 2020.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio, all of which were classified as available-for-sale as of December 31, 2021, 2020 and 2019.

	As of December 31,
(Dollars in thousands)	2021	2020	2019
Securities available-for-sale:
U.S. government sponsored entities and agencies	$21,774	$26,358	$—
State and political subdivision	148,276	132,723	93,747
Mortgage-backed securities: residential	22,211	26,081	10,565
Mortgage-backed securities: commercial	23,271	11,918	8,779
Collateralized mortgage obligations: residential	13,461	13,446	8,529
Collateralized mortgage obligations: commercial	51,183	58,512	23,181
U.S. Treasury	64,387	—	1,999
SBA	13,927	17,593	21,984
Asset backed securities	9,706	10,072	10,084
Corporate bonds	29,355	6,029	2,037
Total securities available-for-sale	$397,551	$302,732	$180,905
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions, while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At December 31, 2021, total investment securities were $397.6 million, or 15.8% of total assets, compared to $302.7 million, or 12.4% of total assets, at December 31, 2020. The $94.8 million increase in securities available-for-sale from December 31, 2020 to December 31, 2021, was due to the purchase of securities using the excess cash balances generated by the payoffs and forgiveness of PPP loans. Securities with a carrying value of $88.6 million and $98.7 million were pledged at December 31, 2021 and December 31, 2020, respectively, to secure borrowings, deposits and mortgage derivatives.
As of December 31, 2021, the Company held 68 tax-exempt state and local municipal securities totaling $52.3 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at December 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2021 and December 31, 2020. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	December 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$2,522	1.61%	$—	—%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	1,341	2.41	12,869	2.42	53,553	2.68	73,988	2.88
Mortgage-backed securities: residential	—	—	73	1.90	27	1.92	22,216	1.09
Mortgage-backed securities: commercial	—	—	5,090	2.44	16,534	1.27	1,787	3.63
Collateralized mortgage obligations: residential	—	—	326	2.91	163	1.20	13,068	1.21
Collateralized mortgage obligations: commercial	2,248	5.62	4,424	2.77	38,782	1.20	6,428	1.96
U.S. Treasury	—	—	35,705	0.87	29,393	1.34	—	—
SBA	—	—	—	—	7,424	1.45	6,427	1.31
Asset backed securities	—	—	—	—	—	—	9,762	0.76
Corporate bonds	—	—	—	—	29,673	3.61	—	—
Total securities available-for-sale	$6,111	3.26%	$58,487	1.51%	$190,549	2.03%	$138,676	2.13%

	December 31, 2020
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Securities available-for-sale:
U.S. government sponsored agency obligations	$4,027	1.61%	$2,548	1.61%	$15,000	1.22%	$5,000	1.48%
State and political subdivision	1,768	1.96	10,095	2.46	31,142	2.80	81,048	2.99
Mortgage-backed securities: residential	—	—	78	0.94	87	0.19	25,564	1.44
Mortgage-backed securities: commercial	847	1.36	3,795	2.46	4,985	1.69	1,807	3.64
Collateralized mortgage obligations: residential	—	—	46	4.02	559	2.11	12,715	1.25
Collateralized mortgage obligations: commercial	577	2.54	8,011	3.10	40,889	1.26	7,921	2.46
SBA	—	—	—	—	9,879	1.40	7,760	1.21
Asset backed securities	—	—	—	—	—	—	10,229	0.84
Corporate bonds	3,498	3.08	—	—	2,500	4.38	—	—
Total securities available-for-sale	$10,717	2.18%	$24,573	2.58%	$105,041	1.82%	$152,044	2.28%
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
The following table details our loan portfolio by loan type at the dates presented:

	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Commercial real estate:
Non-owner occupied	$467,364	$445,810	$388,515	$367,671	$343,420
Owner occupied	283,400	275,022	216,131	194,422	168,342
Total commercial real estate	750,764	720,832	604,646	562,093	511,762
Commercial and industrial	460,530	685,504	410,228	383,455	377,686
Residential real estate	440,640	315,476	211,839	180,018	144,439
Consumer	837	1,725	896	999	1,036
Total loans	$1,652,771	$1,723,537	$1,227,609	$1,126,565	$1,034,923
Total loans were $1.65 billion at December 31, 2021, a decrease of $70.8 million from December 31, 2020. The decline in our loan portfolio compared to December 31, 2020 was primarily due to a $225.0 million decrease in our commercial and industrial loan portfolio, $213.6 million of which was due to the net change in PPP loans. This was partially offset by an increase of $125.2 million in our residential real estate portfolio. In general, we target a loan portfolio mix of approximately one-half commercial real estate, approximately one-third commercial and industrial loans and one-sixth a mix of residential real estate and consumer loans. As of December 31, 2021, approximately 45.4% of our loans were commercial real estate, 27.9% were commercial and industrial, and 26.7% were residential real estate and consumer loans.
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
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans as of December 31, 2021.

(Dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
December 31, 2021
Commercial real estate	$90,512	$422,681	$228,432	$9,139	$750,764
Commercial and industrial	135,940	243,580	78,135	2,875	460,530
Residential real estate	25,846	8,366	39,740	366,688	440,640
Consumer	62	586	40	149	837
Total loans	$252,360	$675,213	$346,347	$378,851	$1,652,771
Sensitivity of loans to changes in interest rates:
Fixed interest rates		$576,033	$177,823	$148,970
Floating interest rates		99,180	168,524	229,881
Total		$675,213	$346,347	$378,851

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
A loan is categorized as a troubled debt restructuring if a concession is granted, such as to provide for the reduction of either interest or principal, due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than the current market rate, forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. In accordance with bank regulatory guidance, troubled debt restructurings do not include short-term modifications made on a good-faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2021, there were no loans that remained on a COVID-related deferral compared to $20.1 million as of December 31, 2020.
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
Total classified and criticized loans as of December 31, 2021 compared to December 31, 2020 were as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Classified loans:
Substandard	$24,866	$34,921
Doubtful	1,477	1,143
Total classified loans	$26,343	$36,064
Special mention	74,254	47,297
Total classified and criticized loans	$100,597	$83,361
A summary of nonperforming assets (defined as nonaccrual loans and other real estate owned), performing troubled debt restructurings and loans 90 days or more past due and still accruing, as of the dates indicated, are presented below.

	As of December 31,
(Dollars in thousands)	2021	2020	2019
Nonaccrual loans
Commercial real estate	$4,246	$7,320	$4,832
Commercial and industrial	4,208	7,490	11,112
Residential real estate	2,819	3,991	2,569
Consumer	16	15	16
Total nonaccrual loans(1)	11,289	18,816	18,529
Other real estate owned	201	—	921
Total nonperforming assets	11,490	18,816	19,450
Performing troubled debt restructurings
Commercial and industrial	334	546	547
Residential real estate	365	432	359
Total performing troubled debt restructurings	699	978	906
Total impaired assets, excluding ASC 310-30 loans	$12,189	$19,794	$20,356
Loans 90 days or more past due and still accruing	$162	$269	$157
(1)Nonaccrual loans include nonperforming troubled debt restructurings of $3.4 million, $3.8 million, $3.0 million, $5.0 million and $6.4 million at the respective dates indicated above.
During the years ended December 31, 2021 and 2020, the Company recorded $641 thousand and $234 thousand, respectively, of interest income on nonaccrual loans and performing TDRs excluding PCI loans.
In addition to nonperforming and impaired assets, the Company had purchased credit impaired loans accounted for under ASC 310-30 which amounted to $4.2 million, $5.0 million, $6.0 million, $7.9 million, and $9.7 million at the respective dates indicated in the table above.
Nonperforming assets decreased $7.3 million as of December 31, 2021 compared to December 31, 2020. The decrease in nonperforming assets was attributable to a decrease in nonaccrual loans primarily due to pay offs of four commercial loan relationships totaling $5.4 million, paydowns on four commercial loan relationships totaling $3.9 million, and one $759 thousand residential loan relationship moving back to accruing. This was partially offset by two commercial loan relationships moving to nonaccrual status totaling $2.6 million.
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
The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Balance at beginning of period	$22,297	$12,674	$11,566
Loan charge-offs:
Commercial real estate	—	—	(92)
Commercial and industrial	(31)	(2,118)	(438)
Residential real estate	(242)	(285)	—
Consumer	(33)	(58)	(106)
Total loan charge-offs	(306)	(2,461)	(636)
Recoveries of loans previously charged-off:
Commercial real estate	—	12	6
Commercial and industrial	53	87	246
Residential real estate	86	85	77
Consumer	20	28	32
Total loan recoveries	159	212	361
Net charge-offs	(147)	(2,249)	(275)
Provision for (recovery of) loan losses	(725)	11,872	1,383
Balance at end of period	$21,425	$22,297	$12,674
Allowance for loan losses as a percentage of period-end loans	1.30%	1.29%	1.03%
Net charge-offs to average loans	0.01	0.13	0.02
Our allowance for loan losses was $21.4 million, or 1.30% of loans, at December 31, 2021 compared to $22.3 million, or 1.29% of loans, at December 31, 2020. As of December 31, 2021 and December 31, 2020, the allowance for loan losses as a percentage of loans excluding PPP loans (a non-GAAP measure), was 1.36% and 1.56%, respectively. The $872 thousand decrease in the allowance for loan losses during the year ended December 31, 2021 was primarily due to a decrease in general reserves related to the reduction in qualitative factors within the allowance for loan loss model as a result of improved credit quality partially offset by loan growth..

The following table presents, by loan type, the allocation of the allowance for loan losses at the dates presented.

(Dollars in thousands)	Allocated Allowance	Percentage of loans in each category to total loans
December 31, 2021
Balance at end of period applicable to:
Commercial real estate	$9,455	45.3%
Commercial and industrial	7,799	27.9
Residential real estate	4,166	26.7
Consumer	5	0.1
Total loans	$21,425	100.0%
December 31, 2020
Balance at end of period applicable to:
Commercial real estate	$9,975	41.8%
Commercial and industrial	8,786	39.8
Residential real estate	3,527	18.3
Consumer	9	0.1
Total loans	$22,297	100.0%
December 31, 2019
Balance at end of period applicable to:
Commercial real estate	$5,773	49.2%
Commercial and industrial	5,515	33.4
Residential real estate	1,384	17.3
Consumer	2	0.1
Total loans	$12,674	100.0%
The following table presents, by loan type, the net loan charge-offs for the dates presented.

(Dollars in thousands)	Net charge-offs (recoveries)	Percentage of average loans
For the year ended December 31, 2021
Commercial and industrial	$(22)	—%
Residential real estate	156	—
Consumer	13	1.1
Total net charge-offs (recoveries)	$147	—%
For the year ended December 31, 2020
Commercial real estate	$(12)	—%
Commercial and industrial	2,031	0.3
Residential real estate	200	0.1
Consumer	30	1.0
Total net charge-offs (recoveries)	$2,249	0.1%
Goodwill
The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill. Total goodwill was $35.6 million at December 31, 2021 and December 31, 2020.
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
The Company completed its annual goodwill impairment review as of October 1, 2021, noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. Management determined that no triggering events have occurred that indicated impairment from the most recent valuation date through December 31, 2021, the stock was trading above book value as of December 31, 2021, and it is more likely than not that there was no goodwill impairment as of December 31, 2021.
Deposits
Total deposits were $2.04 billion at December 31, 2021 and $1.96 billion at December 31, 2020, representing 89.6% and 88.1% of total liabilities, respectively. The increase in deposits of $76.8 million was comprised of an increase of $291.0 million in demand deposits partially offset by decreases of $171.0 million in time deposits and $43.2 million in money market and savings deposits. The increase in deposits was primarily due to organic deposit growth during the year ended December 31, 2021 mainly as a result of increased customer liquidity and new customer growth. We had $1.16 billion and $1.13 billion at December 31, 2021 and 2020, respectively.
Our average interest-bearing deposit costs were 0.33% and 0.93% for the years ended December 31, 2021 and 2020, respectively. The decrease in interest-bearing deposit costs between the two periods was primarily due to lower interest rates paid as a result of revised internal deposit rates, mainly driven by the continuation of the low level of the target federal funds rate. The target federal funds interest rate decreased 150 basis points during March 2020.
Brokered deposits.    Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. For these brokered deposits, detailed records of owners are maintained by The Depository Trust Company under the name of CEDE & Co. This relationship provides a large source of deposits for the Company. Due to the competitive nature of the brokered deposit market, brokered deposits tend to bear higher rates of interest than non-brokered deposits. At December 31, 2021 and December 31, 2020, the Company had approximately $23.1 million and $29.3 million, respectively, of brokered deposits. The Company's ability to accept, roll-over or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized."
Included in the brokered deposits total at December 31, 2021 and December 31, 2020 was $690 thousand and $1.2 million, respectively, in Certificate of Deposit Account Registry Service ("CDARS") one-way buys that were acquired from Ann Arbor State Bank.
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

The following table sets forth the distribution of average deposits by account type for the periods indicated below.

	Year Ended December 31, 2021
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$754,376	36.9%	—%
Interest-bearing demand deposits	162,405	7.9	0.14
Money market and savings deposits	613,883	29.9	0.19
Time deposits	519,447	25.3	0.56
Total deposits	$2,050,111	100.0%	0.21%

	Year Ended December 31, 2020
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$574,537	32.7%	—%
Interest-bearing demand deposits	115,249	6.5	0.28
Money market and savings deposits	496,827	28.2	0.56
Time deposits	573,823	32.6	1.38
Total deposits	$1,760,436	100.0%	0.62%

	Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Percent	Average Rate
Noninterest-bearing demand deposits	$321,487	26.3%	—%
Interest-bearing demand deposits	57,480	4.7	0.49
Money market and savings deposits	314,918	25.8	1.43
Time deposits	527,605	43.2	2.30
Total deposits	$1,221,490	100.0%	1.39%
The following table shows the contractual maturity of time deposits, including CDARS and IRA deposits and other brokered funds, over $250 thousand that were outstanding as of the date presented.

(Dollars in thousands)	December 31, 2021
Maturing in:
3 months or less	$124,718
3 months to 6 months	60,458
6 months to 1 year	64,470
1 year or greater	17,668
Total	$267,314
Borrowings
Total debt outstanding at December 31, 2021 was $208.4 million, a decrease of $21.9 million from $230.3 million at December 31, 2020. The decrease in total borrowings compared to December 31, 2020 was primarily due to the redemption of $15.0 million of subordinated notes as well as a decrease of $6.0 million in FHLB long term borrowings.
At December 31, 2021, FHLB advances were secured by a blanket lien on $580.6 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $4.0 million. At December 31, 2020, FHLB advances were secured by a blanket lien on $512.3 million of real estate-related loans, and repurchase agreements were secured by securities with a fair value of $3.7 million.
As of December 31, 2021, the Company had $30.0 million of subordinated notes outstanding and debt issuance costs of $306 thousand related to these subordinated notes. As of December 31, 2020, the Company had $45.0 million of subordinated notes outstanding and debt issuance costs of $408 thousand related to these subordinated notes.

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
Selected financial information pertaining to the components of our short-term borrowings for the periods and as of the dates indicated is as follows:

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Securities sold under agreements to repurchase
Average daily balance	$3,001	$730	$547
Weighted-average rate during period	0.25%	0.30%	0.30%
Amount outstanding at period end	$2,342	$3,204	$851
Weighted-average rate at period end	0.25%	0.30%	0.30%
Maximum month-end balance	$3,993	$3,204	$866
FHLB Advances
Average daily balance	$—	$4,085	$26,952
Weighted-average rate during period	—%	0.98%	2.32%
Amount outstanding at period end	$—	$—	$60,000
Weighted-average rate at period end	—%	—%	1.61%
Maximum month-end balance	$—	$25,000	$95,000
FHLB Line of Credit
Average daily balance	$5	$45	$93
Weighted-average rate during period	0.44%	1.47%	2.85%
Amount outstanding at period end	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%
Maximum month-end balance	$—	$—	$895
Federal funds purchased
Average daily balance	$—	$148	$1,679
Weighted-average rate during period	—%	1.79%	2.75%
Amount outstanding at period end	$—	$—	$5,000
Weighted-average rate at period end	—%	—%	1.90%
Maximum month-end balance	$—	$—	$15,000

Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale securities.
Shareholders' equity increased $24.8 million to $240.1 million at December 31, 2021 compared to $215.3 million at December 31, 2020. The increase in shareholders' equity was primarily impacted by $32.5 million of net income generated during the year ended December 31, 2021 and $1.9 million of options exercised during the year, partially offset by decreases of

$5.2 million of accumulated other comprehensive income due to decreases in net unrealized gains on available-for-sale securities, $1.9 million of dividends declared on our preferred stock, $1.8 million of dividends declared on our common stock, and $1.4 million of stock repurchased through the share buyback program during the year ended December 31, 2021.
The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Balance at beginning of period	$215,327	$170,703	$151,760
Net income	32,478	20,413	16,111
Other comprehensive income (loss)	(5,237)	4,590	5,344
Preferred stock offering, net of issuance costs	—	23,372	—
Redeemed stock	(1,364)	(2,648)	(2,165)
Dividends on 7.50% Series B Preferred Stock	(1,875)	(479)	—
Common stock dividends declared	(1,838)	(1,542)	(1,236)
Exercise of stock options	1,920	95	219
Stock-based compensation expense	680	823	670
Balance at end of period	$240,091	$215,327	$170,703
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
At December 31, 2021 and December 31, 2020, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.
The summary below compares the actual capital ratios with the minimum quantitative measures established by regulation to ensure capital adequacy:

	Actual Capital Ratio	Capital Adequacy Regulatory Requirement	Capital Adequacy Regulatory Requirement + Capital Conservation Buffer(1)	Well Capitalized Regulatory Requirement
December 31, 2021
Common equity tier 1 to risk-weighted assets:
Consolidated	10.37%	4.50%	7.00%
Bank	13.12%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	11.75%	6.00%	8.50%
Bank	13.12%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.76%	8.00%	10.50%
Bank	14.37%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	7.93%	4.00%	4.00%
Bank	8.86%	4.00%	4.00%	5.00%
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	9.30%	4.50%	7.00%
Bank	11.94%	4.50%	7.00%	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	10.80%	6.00%	8.50%
Bank	11.94%	6.00%	8.50%	8.00%
Total capital to risk-weighted assets:
Consolidated	14.91%	8.00%	10.50%
Bank	13.20%	8.00%	10.50%	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	6.93%	4.00%	4.00%
Bank	7.67%	4.00%	4.00%	5.00%
(1) Reflects the capital conservation buffer of 2.5% for risk-weighted asset ratios.

Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at December 31, 2021 were $644.7 million, a decrease of $193.9 million from $838.6 million at December 31, 2020. The decrease of $193.9 million was primarily due to decreases of $171.0 million in time deposits and $14.9 million in subordinated notes.
The following tables present our contractual obligations as of December 31, 2021 and December 31, 2020.

	Contractual Maturities as of December 31, 2021
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,833	$3,185	$2,391	$3,110	$10,519
Short-term borrowings	2,342	—	—	—	2,342
Long-term borrowings	11,254	33,039	2,047	130,000	176,340
Subordinated notes	—	—	—	29,694	29,694
Time deposits	359,707	64,036	2,058	—	425,801
Total	$375,136	$100,260	$6,496	$162,804	$644,696

	Contractual Maturities as of December 31, 2020
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,731	$3,478	$2,509	$3,775	$11,493
Short-term borrowings	3,204	—	—	—	3,204
Long-term borrowings	6,176	14,304	32,000	130,000	182,480
Subordinated notes	—	—	15,000	29,592	44,592
Time deposits	437,211	153,759	5,845	—	596,815
Total	$448,322	$171,541	$55,354	$163,367	$838,584
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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At December 31, 2021, the allowance for off-balance sheet risk was $369 thousand, compared to $490 thousand at December 31, 2020, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$13,532	$13,531	$18,269	$17,058
Unused lines of credit	49,841	392,186	28,898	385,307
Unused standby letters of credit and commercial letters of credit	2,145	—	2,340	1,992
Of the total unused lines of credit of $442.0 million at December 31, 2021, $71.3 million was comprised of undisbursed construction loan commitments. The Company expects to have sufficient access to liquidity to fund its off-balance sheet commitments.

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
At December 31, 2021, we had liquid assets of $639.1 million, compared to $455.4 million at December 31, 2020. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale. Cash and due from banks increased to $330.1 million, compared to $264.1 million at December 31, 2020 primarily as a result of forgiveness of PPP loans and new customer growth.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2021, we had $175.1 million of outstanding borrowings from the FHLB, and these advances were secured by a blanket lien on $580.6 million of real estate-related loans. Based on this collateral and the approved policy limits, the Company is eligible to borrow up to an additional $228.7 million from the FHLB. Additionally, the Bank can borrow up to $157.5 million through the unsecured lines of credit it has established with eight other banks, as well as $5.0 million through a secured line with the Federal Reserve Bank.
Further, because the Bank is "well capitalized," it can accept wholesale funding up to 40% of total assets, or approximately $1.01 billion, based on current policy limits at December 31, 2021. Management believed that as of December 31, 2021, we had adequate resources to fund all of our commitments.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	December 31, 2021	December 31, 2020
Investment securities available-for-sale to total assets	15.80%	12.39%
Loans to total deposits	81.01	87.79
Interest-earning assets to total assets	94.37	94.64
Interest-bearing deposits to total deposits	60.94	68.49

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
The estimated impact on our net interest income as of December 31, 2021 and December 31, 2020, assuming immediate parallel moves in interest rates is presented in the table below.

	December 31, 2021		December 31, 2020
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	(8.3)%	(14.2)%	2.8%	5.5%
+300 basis points	(2.3)	(7.5)	5.5	7.6
+200 basis points	0.9	(1.7)	6.2	8.6
+100 basis points	3.3	2.6	5.7	8.2
-100 basis points	(3.9)	(6.8)	(3.3)	(5.2)
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
The table below presents the change in our economic value of equity as of December 31, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in our asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments and limitations on lowering certain deposit rates below zero.

Change in rates	December 31, 2021	December 31, 2020
+400 basis points	(15.0)%	15.0%
+300 basis points	(8.0)	19.0
+200 basis points	(2.0)	20.0
+100 basis points	2.0	15.0
-100 basis points	(11.0)	(26.0)

Item 8 - Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Level One Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Level One Bancorp, Inc. (the “Company”) as of December 31, 2021 and 2020; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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
Auburn Hills, Michigan
March 11, 2022

LEVEL ONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
(Dollars in thousands, except per share data)
Assets
Cash and cash equivalents	$330,146	$264,071
Securities available-for-sale	397,551	302,732
Other investments	14,398	14,398
Mortgage loans held for sale, at fair value	12,902	43,482
Loans:
Originated loans	1,486,969	1,498,458
Acquired loans	165,802	225,079
Total loans	1,652,771	1,723,537
Less: Allowance for loan losses	(21,425)	(22,297)
Net loans	1,631,346	1,701,240
Premises and equipment, net	14,903	15,834
Goodwill	35,554	35,554
Mortgage servicing rights, net	5,604	3,361
Core deposit intangibles, net	2,528	3,196
Other real estate owned	201	—
Bank-owned life insurance	29,960	18,200
Income tax benefit	4,829	3,686
Interest receivable and other assets	35,947	37,228
Total assets	$2,515,869	$2,442,982
Liabilities
Deposits:
Noninterest-bearing demand deposits	$796,782	$618,677
Interest-bearing demand deposits	240,781	127,920
Money market and savings deposits	576,718	619,900
Time deposits	425,801	596,815
Total deposits	2,040,082	1,963,312
Borrowings	178,682	185,684
Subordinated notes	29,694	44,592
Other liabilities	27,320	34,067
Total liabilities	2,275,778	2,227,655
Shareholders' equity
Preferred stock, no par value per share; authorized—50,000 shares; issued and outstanding—10,000 shares, with a liquidation preference of $2,500 per share, at December 31, 2021 and 2020	23,372	23,372
Common stock, no par value per share; authorized—20,000,000 shares; issued and outstanding—7,733,726 shares at December 31, 2021 and 7,633,780 shares at December 31, 2020	88,851	87,615
Retained earnings	124,923	96,158
Accumulated other comprehensive income, net of tax	2,945	8,182
Total shareholders' equity	240,091	215,327
Total liabilities and shareholders' equity	$2,515,869	$2,442,982
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(In thousands, except per share data)	2021	2020	2019
Interest income
Originated loans, including fees	$68,555	$62,069	$56,956
Acquired loans, including fees	10,809	14,421	6,375
Securities:
Taxable	4,036	2,677	3,509
Tax-exempt	2,510	2,486	2,305
Federal funds sold and other investments	740	986	1,303
Total interest income	86,650	82,639	70,448
Interest Expense
Deposits	4,313	10,993	16,941
Borrowed funds	1,875	2,353	1,378
Subordinated notes	1,863	2,537	1,074
Total interest expense	8,051	15,883	19,393
Net interest income	78,599	66,756	51,055
Provision for (recovery of) loan losses	(725)	11,872	1,383
Net interest income after provision for loan losses	79,324	54,884	49,672
Noninterest income
Service charges on deposits	3,311	2,446	2,547
Net gain on sales of securities	21	1,862	1,174
Mortgage banking activities	15,843	22,190	7,880
Other charges and fees	3,197	3,216	2,610
Total noninterest income	22,372	29,714	14,211
Noninterest expense
Salary and employee benefits	39,353	38,304	28,775
Occupancy and equipment expense	6,631	6,549	4,939
Professional service fees	3,542	2,935	1,808
Acquisition and due diligence fees	—	1,654	539
FDIC premium expense	1,027	1,119	310
Marketing expense	1,288	956	1,107
Loan processing expense	983	935	661
Data processing expense	4,125	3,460	2,374
Core deposit premium amortization	668	768	146
Other expense	4,222	3,552	3,710
Total noninterest expense	61,839	60,232	44,369
Income before income taxes	39,857	24,366	19,514
Income tax provision	7,379	3,953	3,403
Net income	$32,478	$20,413	$16,111
Preferred stock dividends	1,875	479	—
Net income attributable to common shareholders	$30,603	$19,934	$16,111
Per common share data:
Basic earnings per common share	$4.00	$2.58	$2.08
Diluted earnings per common share	$3.95	$2.57	$2.05
Cash dividends declared per common share	$0.24	$0.20	$0.16
Weighted average common shares outstanding—basic	7,536	7,627	7,655
Weighted average common shares outstanding—diluted	7,650	7,686	7,770
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$32,478	$20,413	$16,111
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(6,608)	7,673	7,939
Reclassification adjustment for gains included in income	(21)	(1,862)	(1,174)
Tax effect(1)	1,392	(1,221)	(1,421)
Net unrealized gains (losses) on securities available-for-sale, net of tax	(5,237)	4,590	5,344
Total comprehensive income, net of tax	$27,241	$25,003	$21,455
(1) Includes $4 thousand, $391 thousand and $247 thousand of tax expense related to the reclassification adjustment for gains included in income for the years ended December 31, 2021, 2020, and 2019, respectively.

See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2019	$—	$90,621	$62,891	$(1,752)	$151,760
Net income	—	—	16,111	—	16,111
Other comprehensive income	—	—	—	5,344	5,344
Redeemed Stock (90,816 shares)	—	(2,165)	—	—	(2,165)
Common stock dividends declared ($0.16 per share)	—	—	(1,236)	—	(1,236)
Exercise of stock options (21,550 shares)	—	219	—	—	219
Stock-based compensation expense, net of tax impact	—	670	—	—	670
Balance at December 31, 2019	$—	$89,345	$77,766	$3,592	$170,703
Net income	—	—	20,413	—	20,413
Other comprehensive income	—	—	—	4,590	4,590
Redeemed stock (125,798 shares)	—	(2,648)	—	—	(2,648)
Preferred stock offering, net of issuance costs	23,372	—	—	—	23,372
Dividends on 7.50% Series B Preferred Stock	—	—	(479)	—	(479)
Common stock dividends declared ($0.20 per share)	—	—	(1,542)	—	(1,542)
Exercise of stock options (10,000 shares)	—	95	—	—	95
Stock-based compensation expense, net of tax impact (1)	—	823	—	—	823
Balance at December 31, 2020	$23,372	$87,615	$96,158	$8,182	$215,327
Net income	—	—	32,478	—	32,478
Other comprehensive income	—	—	—	(5,237)	(5,237)
Redeemed stock (59,645 shares)	—	(1,364)	—	—	(1,364)
Dividends on 7.50% Series B Preferred Stock	—	—	(1,875)	—	(1,875)
Common stock dividends declared ($0.24 per share)	—	—	(1,838)	—	(1,838)
Exercise of stock options (118,482 shares)	—	1,920	—	—	1,920
Stock-based compensation expense, net of tax impact (1)	—	680	—	—	680
Balance at December 31, 2021	$23,372	$88,851	$124,923	$2,945	$240,091
(1) Refer to "Note 12 - Stock based compensation" of Notes to Consolidated Financial Statements for a summary of our stock compensation activity and its effects on outstanding shares for the years ended December 31, 2021 and 2020.
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$32,478	$20,413	$16,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,602	1,694	1,323
Amortization of core deposit intangibles	668	768	146
Stock-based compensation expense	817	887	713
Provision for (recovery of) loan losses	(725)	11,872	1,383
Net securities premium amortization	3,039	2,149	1,735
Net gain on sales of securities	(21)	(1,862)	(1,174)
Originations of loans held for sale	(443,115)	(557,078)	(272,714)
Proceeds from sales of loans	482,028	545,581	270,363
Net gain on sales of loans	(16,057)	(22,191)	(7,835)
Accretion on acquired purchase credit impaired loans	(1,454)	(1,760)	(2,313)
Gain on sale of other real estate owned and repossessed assets	—	(316)	—
Increase in cash surrender value of life insurance	(660)	(470)	(301)
Amortization of debt issuance costs	102	152	62
Provision (benefit) for deferred income taxes	1,414	(3,315)	(592)
Net change in accrued interest receivable and other assets	1,909	(10,751)	(8,934)
Net change in accrued interest payable and other liabilities	(7,717)	3,441	6,151
Net cash provided by (used in) operating activities	54,308	(10,786)	4,124
Cash flows from investing activities
Net change in loans	76,448	(271,648)	(97,660)
Principal payments on securities available-for-sale	29,780	23,342	15,511
Purchases of securities available-for-sale	(135,903)	(140,078)	(56,810)
Purchases of Bank Owned Life Insurance	(11,100)	—	—
Purchases of other investments	—	(2,000)	(3,150)
Additions to premises and equipment	(671)	(1,289)	(2,019)
Proceeds from:
Sale and call of securities available-for-sale	1,657	47,849	70,856
Sale of other real estate owned and repossessed assets	—	4,164	—
Net cash used in acquisition	—	(29,464)	—
Net cash used in investing activities	(39,789)	(369,124)	(73,272)
Cash flows from financing activities
Net change in deposits	76,770	563,064	793
Change in short-term borrowings	(862)	(62,647)	(32,278)
Issuances of long-term borrowings	—	291,334	145,000
Repayment of long-term borrowings	(6,090)	(270,437)	—
Net proceeds from issuance of subordinated debt	—	—	29,487
Net proceeds from issuance of preferred stock	—	23,372	—
Pay down of subordinated debt	(15,000)	—	—
Change in secured borrowing	(50)	(70)	(71)
Share buyback - redeemed stock	(1,364)	(2,648)	(2,165)
Preferred stock dividends paid	(1,875)	(479)	—
Common stock dividends paid	(1,756)	(1,469)	(1,160)
Proceeds from exercised stock options	1,920	95	219
Payments related to tax-withholding for share based compensation awards	(137)	(64)	(43)
Net cash provided by financing activities	51,556	540,051	139,782
Net change in cash and cash equivalents	66,075	160,141	70,634
Beginning cash and cash equivalents	264,071	103,930	33,296
Ending cash and cash equivalents	$330,146	$264,071	$103,930

Supplemental disclosure of cash flow information:
Interest paid	$8,366	$16,376	$19,493
Taxes paid	7,654	8,599	2,916
Transfer from loans held for sale to loans held for investment and repurchases	5,038	5,217	2,186
Transfer from loans to other real estate owned	201	2,927	921
Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Assets acquired—Ann Arbor State Bank	$—	$325,303	$—
Liabilities assumed—Ann Arbor State Bank	—	283,526	—
See accompanying notes to the consolidated financial statements.

LEVEL ONE BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations:
Level One Bancorp, Inc. (the “Company,” “Level One,” “we,” “our,” or “us”) is a financial holding company headquartered in Farmington Hills, Michigan. Including the Company headquarters, as of December 31, 2021, its wholly owned bank subsidiary, Level One Bank (the "Bank"), had 17 offices, including 11 banking centers (our full service branches) in Metro Detroit, one banking center in Grand Rapids, one banking center in Jackson, three banking centers in Ann Arbor and one mortgage loan production office in Ann Arbor.
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
Merger with First Merchants Corporation:
On November 4, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Merchants Corporation., an Indiana corporation (“First Merchants”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, we will merge with and into First Merchants (the “Merger”), with First Merchants as the surviving corporation in the Merger. Immediately following the Merger, the Bank will consolidate with and into First Merchant’s’ wholly owned bank subsidiary, First Merchants Bank, with First Merchants Bank as the surviving entity.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive (i) 0.7167 shares of First Merchants common stock and (ii) $10.17 in cash. Each share of our 7.50% Non-Cumulative Perpetual Preferred Stock, Series B (“Level One Preferred Stock”) outstanding immediately prior to the effective time of the Merger will be converted into the right to receive a share of a newly created series of preferred stock of First Merchants having voting powers, preferences and special rights that are substantially identical to the Level One Preferred Stock (“First Merchants Preferred Stock”). Each depositary share issued pursuant to the Deposit Agreement, dated as of August 13, 2020, among Level One, Continental Stock Transfer & Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein, representing one-hundredth of one share of the Level One Preferred Stock, shall thereupon represent one-hundredth of one share of the First Merchants Preferred Stock.

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
Servicing fee income on residential mortgages totaled $1.2 million and $331 thousand for the years ended December 31, 2021 and 2020, respectively.
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
Customer-initiated derivatives refer to the Company utilizing interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies. Therefore, these derivatives are not used to manage interest rate risk in the Company's assets or liabilities. The Company generally takes offsetting positions with dealer counterparties to mitigate the valuation risk of the customer-initiated derivatives. Income primarily results in the spread between the customer derivatives and offsetting dealer positions. The gains or losses derived from changes in fair value are recognized in current earnings during the period of change in other non-interest income on the consolidated statements of income. At December 31, 2021, the total notional amount of such agreements was $148.9 million and resulted in a derivative asset with a fair value of $5.4 million which was included in other assets and a derivative liability of $5.4 million which was included in other liabilities.
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

The guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements" which provided additional guidance on the transition method, including application as a cumulative effect adjustment to equity and practical expedients to use when account for lease components. The Company adopted this standard as of January 1, 2022, and recorded right of use assets of $9.8 million with a like lease liability, recorded to other assets and liabilities, respectively.
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
The guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings. The Company has reviewed potential methodologies for estimating expected credit losses, segmented the loan portfolio and established an implementation timeline. Our bank's merger with First Merchants Bank will be completed prior to the effective date, and First Merchants will complete the implementation.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) : Facilitation of the Effects of Reference Rate Reform on Financial Reporting" to provide guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and only applies to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. In addition, the ASU provides optional expedients for applying the requirements of certain topics or industry subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. The ASU allows companies to apply the standard as of the beginning of the interim period that includes March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of this guidance to its financial statements; however, the impact is not expected to be material.

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
Core deposit intangibles of $3.7 million arising from the acquisition is being amortized over 10 years on an accelerated basis using the sum of the years digits method.
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
NOTE 3—SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. government sponsored entities & agencies	$22,522	$21	$(769)	$21,774
State and political subdivision	141,751	6,972	(447)	148,276
Mortgage-backed securities: residential	22,316	97	(202)	22,211
Mortgage-backed securities: commercial	23,411	341	(481)	23,271
Collateralized mortgage obligations: residential	13,557	45	(141)	13,461
Collateralized mortgage obligations: commercial	51,882	444	(1,143)	51,183
U.S. Treasury	65,098	62	(773)	64,387
SBA	13,851	137	(61)	13,927
Asset backed securities	9,762	9	(65)	9,706
Corporate bonds	29,673	43	(361)	29,355
Total available-for-sale	$393,823	$8,171	$(4,443)	$397,551
December 31, 2020
U.S. government sponsored entities & agencies	$26,575	$103	$(320)	$26,358
State and political subdivision	124,053	8,751	(81)	132,723
Mortgage-backed securities: residential	25,729	352	—	26,081
Mortgage-backed securities: commercial	11,434	484	—	11,918
Collateralized mortgage obligations: residential	13,320	138	(12)	13,446
Collateralized mortgage obligations: commercial	57,398	1,206	(92)	58,512
SBA	17,639	61	(107)	17,593
Asset backed securities	10,229	—	(157)	10,072
Corporate bonds	5,998	34	(3)	6,029
Total available-for-sale	$292,375	$11,129	$(772)	$302,732
The proceeds from sales and calls of securities and the associated gains and losses for the periods below were as follows:

(Dollars in thousands)	For the year ended December 31,
	2021	2020	2019
Proceeds	$1,657	$47,849	$70,856
Gross gains	21	1,871	1,566
Gross losses	—	(9)	(392)
The amortized cost and fair value of securities are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$6,111	$6,151
One to five years	58,487	58,533
Five to ten years	190,549	190,429
Beyond ten years	138,676	142,438
Total	$393,823	$397,551
Securities pledged at December 31, 2021 and December 31, 2020 had a carrying amount of $88.6 million and $98.7 million, respectively, and were pledged to secure Federal Home Loan Bank ("FHLB") advances, a Federal Reserve Bank line of credit, repurchase agreements, deposits and mortgage derivatives.
As of December 31, 2021, the Bank held 68 tax-exempt state and local municipal securities totaling $52.3 million backed by the Michigan School Bond Loan Fund. Other than the aforementioned investments and the U.S. government and its agencies, at December 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.
The following table summarizes securities with unrealized losses at December 31, 2021 and December 31, 2020 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2021
Available-for-sale
U.S. government sponsored entities & agencies	$—	$—	$19,231	$(769)	$19,231	$(769)
State and political subdivision	26,710	(364)	5,259	(83)	31,969	(447)
Mortgage-backed securities: residential	16,854	(202)	8	—	16,862	(202)
Mortgage-backed securities: commercial	12,621	(337)	3,431	(144)	16,052	(481)
Collateralized mortgage obligations: residential	10,713	(131)	885	(10)	11,598	(141)
Collateralized mortgage obligations: commercial	16,966	(567)	13,238	(576)	30,204	(1,143)
U.S. Treasury	54,671	(773)	—	—	54,671	(773)
SBA	—	—	5,183	(61)	5,183	(61)
Asset backed securities	4,703	(10)	2,411	(55)	7,114	(65)
Corporate bonds	21,871	(283)	2,422	(78)	24,293	(361)
Total available-for-sale	$165,109	$(2,667)	$52,068	$(1,776)	$217,177	$(4,443)
December 31, 2020
Available-for-sale
U.S. government sponsored entities & agencies	$19,680	$(320)	$—	$—	$19,680	$(320)
State and political subdivision	4,880	(81)	—	—	4,880	(81)
Collateralized mortgage obligations: residential	—	—	1,109	(12)	1,109	(12)
Collateralized mortgage obligations: commercial	26,477	(92)	—	—	26,477	(92)
SBA	—	—	12,209	(107)	12,209	(107)
Asset backed securities	—	—	10,072	(157)	10,072	(157)
Corporate bonds	2,497	(3)	—	—	2,497	(3)
Total available-for-sale	$53,534	$(496)	$23,390	$(276)	$76,924	$(772)
As of December 31, 2021, the Company's investment portfolio consisted of 332 securities, 82 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2021.
NOTE 4—LOANS
The following table presents the recorded investment in loans at December 31, 2021 and December 31, 2020. The recorded investment in loans excludes accrued interest receivable.

(Dollars in thousands)	Originated	Acquired	Total
December 31, 2021
Commercial real estate	$644,337	$106,427	$750,764
Commercial and industrial	420,635	39,895	460,530
Residential real estate	421,226	19,414	440,640
Consumer	771	66	837
Total	$1,486,969	$165,802	$1,652,771
December 31, 2020
Commercial real estate	$587,631	$133,201	$720,832
Commercial and industrial	629,434	56,070	685,504
Residential real estate	280,645	34,831	315,476
Consumer	748	977	1,725
Total	$1,498,458	$225,079	$1,723,537
At December 31, 2021 and December 31, 2020, the Company had residential loans held for sale, which were originated with the intent to sell, totaling $12.9 million and $43.5 million, respectively. During the years ended December 31, 2021 and 2020, the Company sold residential real estate loans with proceeds totaling $482.0 million and $545.6 million, respectively.
At December 31, 2021 and December 31, 2020, $76.5 million and $290.1 million, respectively, of PPP loans were included in the commercial and industrial loan balance.
The Bank was a participating lender in the Small Business Administration's (“SBA”) Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Fees generated based on the origination of PPP loans are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable. Upon SBA forgiveness, unamortized fees are then recognized into interest income.

During 2020 and 2021, the bank originated 3,763 PPP loans with a total originated principal balance of $667.2 million generating net fee income of $20.6 million. Net fee income of $12.9 million and $6.5 million were recognized during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 3,260 of the 3,763 originated loans had been forgiven.

Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued and other real estate owned obtained through foreclosure and other repossessed assets. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded at their net realizable value based on the principal and interest the Company expects to collect on these loans. There were $206 thousand and $12 thousand in commitments to lend additional funds to borrowers whose loans were classified as nonaccrual as of December 31, 2021 and December 31, 2020, respectively.
Information as to nonperforming assets was as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Nonaccrual loans:
Commercial real estate	$4,246	$7,320
Commercial and industrial	4,208	7,490
Residential real estate	2,819	3,991
Consumer	16	15
Total nonaccrual loans	11,289	18,816
Other real estate owned	201	—
Total nonperforming assets	$11,490	$18,816
Loans 90 days or more past due and still accruing	$162	$269
At December 31, 2021 and December 31, 2020, the loans that were 90 days or more past due and still accruing were PCI loans.
Loan delinquency as of the dates presented below was as follows:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total
December 31, 2021
Commercial real estate	$750,666	$98	$—	$—	$750,764
Commercial and industrial	460,419	107	4	—	460,530
Residential real estate	436,009	2,443	851	1,337	440,640
Consumer	821	—	7	9	837
Total	$1,647,915	$2,648	$862	$1,346	$1,652,771
December 31, 2020
Commercial real estate	$714,196	$4,863	$1,773	$—	$720,832
Commercial and industrial	681,106	893	3,505	—	685,504
Residential real estate	305,800	5,420	1,110	3,146	315,476
Consumer	1,723	—	—	2	1,725
Total	$1,702,825	$11,176	$6,388	$3,148	$1,723,537
Impaired Loans:
Information as to impaired loans, excluding PCI loans, was as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Nonaccrual loans	$11,289	$18,816
Performing troubled debt restructurings:
Commercial and industrial	334	546
Residential real estate	365	432
Total performing troubled debt restructurings	699	978
Total impaired loans, excluding purchase credit impaired loans	$11,988	$19,794
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
As of December 31, 2021 and December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $4.1 million and $4.8 million, respectively. The Company allocated a specific reserve of $314 thousand for those loans at December 31, 2021 and a specific reserve of $317 thousand for those loans at December 31, 2020. The Company had not committed to lend additional amounts to borrowers whose loans have been modified. As of December 31, 2021, there were $3.4 million of nonperforming TDRs and $699 thousand of performing TDRs included in impaired loans. As of December 31, 2020, there were $3.8 million of nonperforming TDRs and $978 thousand of performing TDRs included in impaired loans.
All TDRs are considered impaired loans in the calendar year of their restructuring. A loan that has been modified can return to performing status if it satisfies a six-month performance requirement; however, it will continue to be reported as a TDR and considered impaired.
The following table presents the recorded investment of loans modified as TDRs during the years ended December 31, 2020, and 2019 by type of concession granted. There were three loans modified as TDRs during the year ended December 31, 2021 which were subsequently paid off during the third quarter of 2021. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment	Net charge-offs	Provision for loan losses
For the year ended December 31, 2021
Commercial real estate	$—	$—	$—	1	$—	$—	$—
Commercial and industrial	—	—	—	2	—	—	—
Total	$—	$—	$—	3	$—	$—	$—
For the year Ended December 31, 2020
Commercial real estate	$1,654	$—	$—	2	$1,654	$—	$—
Residential real estate	—	74	—	1	74	—	—
Total	$1,654	$74	$—	3	$1,728	$—	$—
For the year ended December 31, 2019
Commercial and industrial	—	—	332	2	332	—	174
Total	$—	$—	$332	2	$332	$—	$174
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified as TDRs during the twelve months ended December 31, 2020 and 2019 for which there was a subsequent payment default including the recorded investment as of the period end. There were no loans modified as TDRs during the twelve months ended December 31, 2021 for which there was a subsequent payment default. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial real estate	$714,487	$25,282	$10,518	$477	$750,764
Commercial and industrial	396,210	48,972	14,348	1,000	460,530
Total	$1,110,697	$74,254	$24,866	$1,477	$1,211,294
December 31, 2020
Commercial real estate	$685,690	$21,570	$13,045	$527	$720,832
Commercial and industrial	637,285	25,727	21,876	616	685,504
Total	$1,322,975	$47,297	$34,921	$1,143	$1,406,336
For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans are considered nonperforming if they are 90 days or more past due. Consumer loan types are continuously monitored for changes in delinquency trends and other asset quality indicators.
The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2021
Residential real estate	$437,821	$2,819	$440,640
Consumer	821	16	837
Total	$438,642	$2,835	$441,477
December 31, 2020
Residential real estate	$311,485	$3,991	$315,476
Consumer	1,710	15	1,725
Total	$313,195	$4,006	$317,201
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

(Dollars in thousand)	Unpaid Principal Balance	Recorded Investment
December 31, 2021
Commercial real estate	$4,353	$1,597
Commercial and industrial	235	1
Residential real estate	3,416	2,577
Total PCI loans	$8,004	$4,175
December 31, 2020
Commercial real estate	$5,109	$1,773
Commercial and industrial	643	274
Residential real estate	4,017	2,949
Total PCI loans	$9,769	$4,996
The following table reflects the activity in the accretable yield of PCI loans from past acquisitions, which includes total expected cash flows, including interest, in excess of the recorded investment.

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Accretable yield at beginning of period	$7,097	$9,141	$10,947
Additions due to acquisitions	—	35	—
Accretion of income	(1,454)	(1,760)	(2,313)
Adjustments to accretable yield	29	(319)	507
Accretable yield at end of period	$5,672	$7,097	$9,141
"Additions due to acquisitions" represents the accretable yield added as a result of the AAB acquisition. "Accretion of income" represents the income earned on these loans for the year.
For the years ended December 31, 2021 and 2020, allowance for loan losses on PCI loans decreased by $80 thousand and $95 thousand, respectively.
Related Party Loans:

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates as of December 31,
2021 and 2020 totaled approximately $1.3 million and $8.9 million, respectively. During 2021 and 2020, there were $684 thousand and $6.6 million, respectively, of new loans and other additions, while repayments and other reductions totaled $8.2 million and $1.8 million, respectively.

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
The Company established an allowance for loan losses associated with PCI loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. As of December 31, 2021, the Company had 5 PCI loan pools and 9 non-pooled PCI loans. The Company re-estimates cash flows expected to be collected for PCI loans on a semi-annual basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield to be recognized on a prospective basis over the loan's remaining life.
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

Loans individually evaluated for impairment are presented below.

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
December 31, 2021
Individually evaluated impaired loans:
Commercial real estate	$4,246	$—	$4,246	$4,636	$—
Commercial and industrial	3,854	688	4,542	5,223	292
Residential real estate	802	136	938	1,264	29
Total	$8,902	$824	$9,726	$11,123	$321
December 31, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,320	$—	$7,320	$7,720	$—
Commercial and industrial	7,964	630	8,594	9,208	307
Residential real estate	2,153	192	2,345	2,447	25
Total	$17,437	$822	$18,259	$19,375	$332

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
For the year ended December 31, 2021
Individually evaluated impaired loans:
Commercial real estate	$5,018	$—	$345
Commercial and industrial	6,008	27	237
Residential real estate	1,287	22	10
Total	$12,313	$49	$592
For the year ended December 31, 2020
Individually evaluated impaired loans:
Commercial real estate	$7,981	$—	$10
Commercial and industrial	14,008	46	87
Residential real estate	3,304	36	55
Total	$25,293	$82	$152
For the year ended December 31, 2019
Individually evaluated impaired loans:
Commercial real estate	$4,233	$2	$209
Commercial and industrial	8,514	43	573
Residential real estate	1,904	29	9
Total	$14,651	$74	$791

Activity in the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
For the year ended December 31, 2021
Allowance for loan losses:
Beginning balance	$9,975	$8,786	$3,527	$9	$22,297
Provision for (recovery of) loan losses	(520)	(1,009)	795	9	(725)
Gross chargeoffs	—	(31)	(242)	(33)	(306)
Recoveries	—	53	86	20	159
Net (chargeoffs) recoveries	—	22	(156)	(13)	(147)
Ending allowance for loan losses	$9,455	$7,799	$4,166	$5	$21,425
For the year ended December 31, 2020
Allowance for loan losses:
Beginning balance	$5,773	$5,515	$1,384	$2	$12,674
Provision for loan losses	4,190	5,302	2,343	37	11,872
Gross chargeoffs	—	(2,118)	(285)	(58)	(2,461)
Recoveries	12	87	85	28	212
Net (chargeoffs) recoveries	12	(2,031)	(200)	(30)	(2,249)
Ending Allowance for loan losses	$9,975	$8,786	$3,527	$9	$22,297
For the year ended December 31, 2019
Allowance for loan losses:
Beginning balance	$5,227	$5,174	$1,164	$1	$11,566
Provision for loan losses	632	533	143	75	1,383
Gross chargeoffs	(92)	(438)	—	(106)	(636)
Recoveries	6	246	77	32	361
Net (chargeoffs) recoveries	(86)	(192)	77	(74)	(275)
Ending Allowance for loan losses	$5,773	$5,515	$1,384	$2	$12,674

Allocation of the allowance for loan losses is presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$—	$292	$29	$—	$321
Collectively evaluated for impairment	9,088	7,506	3,917	5	20,516
Acquired with deteriorated credit quality	367	1	220	—	588
Ending allowance for loan losses	$9,455	$7,799	$4,166	$5	$21,425
Balance of loans:
Individually evaluated for impairment	$4,246	$4,542	$938	$—	$9,726
Collectively evaluated for impairment	744,921	455,987	437,125	837	1,638,870
Acquired with deteriorated credit quality	1,597	1	2,577	—	4,175
Total loans	$750,764	$460,530	$440,640	$837	$1,652,771
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$—	$307	$25	$—	$332
Collectively evaluated for impairment	9,550	8,465	3,273	9	21,297
Acquired with deteriorated credit quality	425	14	229	—	668
Ending allowance for loan losses	$9,975	$8,786	$3,527	$9	$22,297
Balance of loans:
Individually evaluated for impairment	$7,320	$8,594	$2,345	$—	$18,259
Collectively evaluated for impairment	711,739	676,636	310,182	1,725	1,700,282
Acquired with deteriorated credit quality	1,773	274	2,949	—	4,996
Total loans	$720,832	$685,504	$315,476	$1,725	$1,723,537
NOTE 6—PREMISES AND EQUIPMENT
Premises and equipment were as follows at December 31, 2021 and December 31, 2020:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Land and land improvements	$3,572	$3,514
Buildings	10,710	10,656
Leasehold improvements	3,027	3,017
Furniture, fixtures and equipment	8,254	7,786
Total premises and equipment	$25,563	$24,973
Less: Accumulated depreciation	10,660	9,139
Net premises and equipment	$14,903	$15,834
Depreciation expense was $1.6 million, $1.7 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Most of the Company's branch facilities are rented under non-cancelable operating lease agreements. Total rent expense was $1.8 million, $1.8 million, and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Rent commitments under non-cancelable operating leases (including renewal options that the Company will likely exercise) were as follows:

(Dollars in thousands)	As of December 31, 2021
2022	$1,833
2023	1,792
2024	1,393
2025	1,268
2026	1,123
Thereafter	3,110
Total lease commitments	$10,519
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill:    The Company has acquired three banks, Lotus Bank in March 2015, Bank of Michigan in March 2016, and Ann Arbor State Bank in January 2020, which resulted in the recognition of goodwill of $4.6 million, $4.8 million, and $26.2 million, respectively. Total goodwill was $35.6 million at December 31, 2021 and December 31, 2020.
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
The Company completed its annual goodwill impairment review as of October 1, 2021, noting strong financial indicators for the Bank, solid credit quality ratios, as well as the strong capital position of the Bank. Management also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through December 31, 2021, the stock was trading above book value as of December 31, 2021, and it is more likely than not that there was no goodwill impairment as of December 31, 2021.
Intangible Assets:    The Company recorded core deposit intangibles ("CDIs") associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives.
The table below presents the Company's net carrying amount of CDIs:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Gross carrying amount	$5,708	$5,708
Accumulated amortization	(3,180)	(2,512)
Net Intangible	$2,528	$3,196
Amortization expense for the CDIs was $668 thousand, $768 thousand and $146 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)
2022	$586
2023	506
2024	425
2025	344
2026	268
NOTE 8—MORTGAGE SERVICING RIGHTS, NET
The Company has recorded a mortgage servicing rights asset for residential real estate mortgage loans that are sold to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization or estimated fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The unpaid principal balances of these loans at December 31, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Residential real estate mortgage loan portfolios serviced for:
FNMA	$601,952	$320,467
Custodial escrow balances maintained with these serviced loans were $2.8 million and $1.9 million at December 31, 2021 and December 31, 2020, respectively.
Activity for mortgage servicing rights was as follows for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Mortgage servicing rights:
Balance, beginning of period	$3,361	$76	$—
Originated servicing	3,715	3,540	77
Amortization	(1,472)	(255)	(1)
Balance, end of period	$5,604	$3,361	$76
Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance was $(322) thousand and $24 thousand for the years ended December 31, 2021 and 2020, respectively. There was no servicing fee income for the year ended December 31, 2019.
The Company recorded a valuation allowance of $17 thousand related to mortgage servicing rights during the first quarter of 2020, which was then reversed during the second quarter of 2020 as a result of the fair value at June 30, 2020 being higher than book value. The fair value remained higher than book value at December 31, 2021. There was no valuation allowance related to mortgage servicing rights during the year ended December 31, 2020.
The fair value of mortgage servicing rights was $8.3 million and $4.0 million at December 31, 2021 and December 31, 2020, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. The fair value at December 31, 2021 was determined using a discount rate of 8.00% and prepayment speeds ranging from 5.65% to 7.20%, depending on the stratification of the specific rights. The fair value at December 31, 2020 was determined using a discount rate of 7.75% and prepayment speeds ranging from 8.44% to 10.41%, depending on the stratification of the specific right.
NOTE 9—DEPOSITS
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $267.3 million and $380.3 million at December 31, 2021 and 2020, respectively. At December 31, 2021, brokered deposits totaled $23.1 million, compared to $29.3 million at December 31, 2020.

As of December 31, 2021, the scheduled maturities of total time deposits were as follows:

(Dollars in thousands)	December 31, 2021
Due in 2022	$359,707
Due in 2023	49,466
Due in 2024	14,570
Due in 2025	1,778
Due in 2026	280
Total	$425,801
Related party deposits totaled $111.7 million and $112.0 million at December 31, 2021 and 2020, respectively.
NOTE 10—BORROWINGS AND SUBORDINATED DEBT
The following table presents the components of our short-term borrowings and long-term debt.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase	$2,342	0.25%	$3,204	0.30%
Total short-term borrowings	2,342	0.25	3,204	0.30
Long-term debt:
Secured borrowing due in 2022	1,254	1.00	1,304	1.00
FHLB advances due in 2022 to 2029(2)	175,086	1.03	181,176	1.09
Subordinated notes due in 2025 and 2029(3)	29,694	4.75	44,592	5.29
Total long-term debt	206,034	1.57	227,072	1.91
Total short-term and long-term borrowings	$208,376	1.56%	$230,276	1.89%
(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.
(2) At December 31, 2021, the long-term FHLB advances consisted of 0.42% - 2.93% fixed rate notes and can be called through 2024 without penalty by the issuer. The December 31, 2021 balance includes FHLB advances of $175.0 million and purchase accounting premiums of $86 thousand. The December 31, 2020 balance includes FHLB advances of $181.0 million and purchase accounting premiums of $176 thousand.
(3) The December 31, 2021 balance includes subordinated notes of $30.0 million and debt issuance costs of $306 thousand. The December 31, 2020 balance includes subordinated notes of $45.0 million and debt issuance costs of $408 thousand.
The following table presents long-term borrowings by contractual maturity date:

(Dollars in thousands)	As of December 31, 2021
2022	$11,254
2023	3,039
2024	30,000
2025	2,047
2026	—
Thereafter	159,694
Total long-term borrowings	$206,034
The Bank is a member of the FHLB of Indianapolis, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates based on LIBOR. The $175.0 million of long-term FHLB advances as of December 31, 2021 were secured by a blanket lien on $580.6 million of real estate-related loans. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $228.7 million from the FHLB at December 31, 2021. In addition, the Bank can borrow up to $157.5 million through the unsecured lines of credit it has established with other correspondent banks, as well as $5.0 million through a secured line with the Federal Reserve Bank. The Bank had no outstanding federal funds purchased as of December 31, 2021 and December 31, 2020.

At December 31, 2021, the Company had $2.3 million of securities sold under agreements to repurchase with customers, which mature overnight. These borrowings were secured by residential collateralized mortgage obligation securities with a fair value of $4.0 million at December 31, 2021.
The Company had a secured borrowing of $1.3 million as of December 31, 2021 relating to certain loan participations sold by the Company that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00% and matures on September 15, 2022.
At December 31, 2021, the Company had $30.0 million outstanding subordinated notes and $306 thousand of debt issuance costs. The debt issuance costs are netted against the balance of the subordinated notes and recognized as expense over the expected term of the notes.
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
The Company has a short term line of credit of $30.0 million with Comerica Bank with a fixed interest rate of 4.05% per annum and a commitment fee of 0.20% on the average daily balance of the unused portion of the line of credit. As of December 31, 2021, the Company had no balance on the Comerica Bank line of credit. The Company participated in the PPP and also had the ability to borrow from the Federal Reserve's special purpose Paycheck Protection Program Liquidity Facility ("PPPLF") for additional funding. At December 31, 2021, the Company had no borrowings from the PPPLF.
NOTE 11—INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2017 tax return year and forward.
The current and deferred components of the provision for income taxes were as follows:

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Current expense	$5,965	$7,268	$3,995
Deferred expense (benefit)	1,414	(3,315)	(592)
Total	$7,379	$3,953	$3,403
A reconciliation of expected income tax expense using the federal statutory rate of 21% as of December 31, 2021, 2020 and 2019 and actual income tax expense is as follows:

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Income tax expense based on federal corporate tax rate	$8,370	$5,117	$4,098
Changes resulting from:
Tax-exempt income	(634)	(589)	(538)
Captive insurance benefit	(1)	(156)	(182)
Net operating loss carryback due to CARES Act	—	(290)	—
Disqualified dispositions from stock options	(4)	(178)	(13)
Other, net	(352)	49	38
Income tax expense	$7,379	$3,953	$3,403

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
Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. A tax benefit of $187 thousand and $189 thousand was recorded during the years ended December 31, 2021 and 2020, respectively, as a result of share awards vesting/exercised during the year.
The tax effects of temporary differences that resulted in the significant components of deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	For the years ended December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,499	$4,682
Net operating loss	—	757
Deferred compensation	280	215
Restricted stock awards	320	290
Stock options	91	126
Deferred loan fees	700	1,403
Nonaccrued interest	173	215
Accrued expenses	395	370
Other	35	63
Total gross deferred tax assets	6,493	8,121
Deferred tax liabilities:
Unrealized gain—available for sale securities	(783)	(2,175)
Depreciation	(831)	(914)
Prepaid expenses	(215)	(212)
Business combination adjustments	(969)	(1,080)
Partnership investments	(362)	(381)
Other	(43)	(47)
Total gross deferred tax liabilities	(3,203)	(4,809)
Net deferred tax assets	$3,290	$3,312
Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2021 because it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.
There were no unrecognized tax benefits at December 31, 2021, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense when applicable. The Company did not record any interest and penalties for 2021, 2020, and 2019.
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
The Company reserved 250,000 shares of common stock for issuance under the 2018 Plan. During the years ended December 31, 2021 and 2020, the Company issued 55,320 and 38,170 restricted stock awards, respectively, under the 2018 Plan. There were 120,827 shares available for issuance as of December 31, 2021.
Stock Options
As of December 31, 2021, all of the Company's outstanding options were granted under the Stock Option Plan. The term of these options is ten years, and they vest one-third each year, over a three year period. The Company will use authorized but unissued shares to satisfy share option exercises. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.
Expected volatilities are based on historical volatilities of the Company's common stock. The Company assumes all awards will vest. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the years ended December 31, 2021 or December 31, 2020.
The summary of our stock option activity for the years ended December 31, 2021 and 2020 is as follows:

	2021			2020
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, beginning of period	345,218	$16.83	4.1	355,218	$16.63	5.0
Exercised	(118,482)	16.21		(10,000)	9.57
Forfeited	(2,175)	10.25		—	—
Options outstanding, end of period	224,561	17.22	3.3	345,218	16.83	4.1
Options exercisable	224,561	$17.22	3.3	335,216	$16.59	4.0
The aggregate intrinsic value was $5.0 million for both options outstanding and exercisable as of December 31, 2021. The aggregate intrinsic value was $1.4 million for both options outstanding and exercisable as of December 31, 2020. As of December 31, 2021, there was no unrecognized compensation cost related to stock options granted under the Stock Option Plan.
The total intrinsic value and cash received from options exercised, including tax benefit, was $2.3 million and $1.9 million, respectively, for the year ended December 31, 2021, $130 thousand and $96 thousand, respectively for the year ended December 31, 2020, and $295 thousand and $232 thousand, respectively, for the year ended December 31, 2019.
Share-based compensation expense charged against income was $6 thousand, $45 thousand and $54 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
Restricted Stock Awards
A summary of changes in the Company's nonvested shares for the year ended December 31, 2021 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	93,270	$24.75
Granted	55,320	22.68
Vested	(26,940)	24.78
Forfeited	(8,500)	25.06
Nonvested at December 31, 2021	113,150	$23.71
As of December 31, 2021, there was $1.2 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the year ended December 31, 2021 was $668 thousand compared to the fair value of $559 thousand for the year ended December 31, 2020.

Total expense for restricted stock awards totaled $811 thousand, $842 thousand and $659 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019 there was $137 thousand, $64 thousand and $43 thousand, respectively, of restricted stock redeemed to cover the payroll taxes due at the time of vesting.
A summary of our stock compensation activity and its effects on our outstanding common shares for the years ended December 31, 2021 is as follows.

	2021	2020
Balance at Common shares outstanding, beginning of period	7,633,780	7,715,491
Redeemed stock	(59,645)	(125,798)
Exercise of stock options	118,482	10,000
Restricted stock grants	55,320	38,170
Restricted stock withheld for taxes	(5,711)	(2,683)
Cancellation of restricted stock	(8,500)	(1,400)
Balance at Common shares outstanding, end of period	7,733,726	7,633,780
NOTE 13 - OTHER BENEFIT PLANS
401(k) Plan: The Company sponsors a 401(k) plan in which substantially all employees are eligible to participate. The plan is a "safe harbor" plan in accordance with the Internal Revenue Code. In 2020, the Company updated the plan to provide a matching contribution equal to 100% of the first 3% and 50% of the next 2% of employee contributions for each eligible employee. In 2019 and earlier, the plan required the Company to make a 3% non-elective contribution for each eligible employee. Contributions to the plan were approximately $1.1 million, $1.1 million and $690 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
Deferred Compensation Plan: The Company's deferred compensation plan, established in 2015, covers all executive officers. Under the plan, the Company pays each participant, or his or her beneficiary, the amount of contributions deferred into the plan plus adjustments for deemed investment experience. The Company accrues a liability for the obligation under the plan. The expense incurred for deferred compensation was $310 thousand, $350 thousand and $261 thousand for the years ended December 31, 2021, 2020 and 2019, respectively, which resulted in a deferred compensation liability of $1.3 million, $1.0 million and $676 thousand as of December 31, 2021, 2020 and 2019, respectively.
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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment. We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At December 31, 2021, the allowance for off-balance sheet risk was $369 thousand, compared to $490 thousand at December 31, 2020, and was included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Fixed	Variable	Fixed	Variable
Commitments to make loans	$13,532	$13,531	$18,269	$17,058
Unused lines of credit	49,841	392,186	28,898	385,307
Unused standby letters of credit and commercial letters of credit	2,145	—	2,340	1,992
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments of $13.5 million as of December 31, 2021, had interest rates ranging from 2.89% to 5.25% and maturities ranging from 7 months to 18 years.
NOTE 15—REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of December 31, 2021, the Company and Bank met all capital adequacy requirements to which they were subject.
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
At December 31, 2021 and December 31, 2020, the Company's and the Bank's capital ratios were in excess of the requirement to be "well capitalized" under regulatory guidelines. There are no conditions or events that management believes have changed the Company or the Bank's category.

Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes + Capital Conservation Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common equity tier 1 to risk-weighted assets:
Consolidated	$175,692	10.37%	$76,222	4.50%	$118,567	7.00%
Bank	222,202	13.12%	76,231	4.50%	118,581	7.00%	$110,111	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$199,064	11.75%	$101,629	6.00%	$143,975	8.50%
Bank	222,202	13.12%	101,641	6.00%	143,991	8.50%	$135,521	8.00%
Total capital to risk-weighted assets:
Consolidated	$249,939	14.76%	$135,506	8.00%	$177,851	10.50%
Bank	243,384	14.37%	135,521	8.00%	177,872	10.50%	$169,402	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$199,064	7.93%	$100,392	4.00%	$100,392	4.00%
Bank	222,202	8.86%	100,272	4.00%	100,272	4.00%	$125,339	5.00%
December 31, 2020
Common equity tier 1 to risk-weighted assets:
Consolidated	$144,938	9.30%	$70,141	4.50%	$109,108	7.00%
Bank	185,655	11.94%	69,950	4.50%	108,812	7.00%	$101,040	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	$168,310	10.80%	$93,521	6.00%	$132,488	8.50%
Bank	185,655	11.94%	93,267	6.00%	132,129	8.50%	$124,356	8.00%
Total capital to risk-weighted assets:
Consolidated	$232,386	14.91%	$124,695	8.00%	$163,662	10.50%
Bank	205,127	13.20%	124,356	8.00%	163,218	10.50%	$155,446	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	$168,310	6.93%	$97,200	4.00%	$97,200	4.00%
Bank	185,655	7.67%	96,809	4.00%	96,809	4.00%	$121,011	5.00%
(1) Reflects the capital conservation buffer of 2.5% for risk-weighted asset ratios.

Dividend Restrictions - The Company’s primary source of cash is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2021, the Bank had the capacity to pay the Company a dividend of up to $65.5 million without the need to obtain prior regulatory approval.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Securities available for sale:
U.S. government sponsored entities and agencies	$21,774	$—	$21,774	$—
State and political subdivision	148,276	—	147,406	870
Mortgage-backed securities: residential	22,211	—	22,211	—
Mortgage-backed securities: commercial	23,271	—	23,271	—
Collateralized mortgage obligations: residential	13,461	—	13,461	—
Collateralized mortgage obligations: commercial	51,183	—	51,183	—
U.S. Treasury	64,387	—	64,387	—
SBA	13,927	—	13,927	—
Asset backed securities	9,706	—	9,706	—
Corporate bonds	29,355	—	29,355	—
Total securities available for sale	397,551	—	396,681	870
Loans held for sale	12,902	—	12,902	—
Loans measured at fair value:
Residential real estate	10,000	—	—	10,000
Derivative assets:
Customer-initiated derivatives	5,426	—	5,426	—
Forward contracts related to mortgage loans to be delivered for sale	29	—	29	—
Interest rate lock commitments	418	—	418	—
Total assets at fair value	$426,326	$—	$415,456	$10,870
Derivative liabilities:
Customer-initiated derivatives	5,426	—	5,426	—
Forward contracts related to mortgage loans to be delivered for sale	49	—	49	—
Total liabilities at fair value	$5,475	$—	$5,475	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Securities available for sale:
U.S. government sponsored entities and agencies	$26,358	$—	$26,358	$—
State and political subdivision	132,723	—	131,259	1,464
Mortgage-backed securities: residential	26,081	—	26,081	—
Mortgage-backed securities: commercial	11,918	—	11,918	—
Collateralized mortgage obligations: residential	13,446	—	13,446	—
Collateralized mortgage obligations: commercial	58,512	—	58,512	—
SBA	17,593	—	17,593	—
Asset backed securities	10,072	—	10,072	—
Corporate bonds	6,029	—	6,029	—
Total securities available for sale	$302,732	$—	$301,268	$1,464
Loans held for sale	43,482	—	43,482	—
Loans measured at fair value:
Residential real estate	8,037	—	—	8,037
Derivative assets:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	46	—	46	—
Interest rate lock commitments	2,194	—	2,194	—
Total assets at fair value	$369,006	$—	$359,505	$9,501
Derivative liabilities:
Customer-initiated derivatives	12,515	—	12,515	—
Forward contracts related to mortgage loans to be delivered for sale	423	—	423	—
Total liabilities at fair value	$12,938	$—	$12,938	$—
There were no transfers between levels within the fair value hierarchy, within a specific category, during the years ended December 31, 2021 or 2020. The Level 3 investment securities were acquired from Ann Arbor State Bank during the first quarter of 2020.
The following table summarizes the changes in Level 3 loans measured at fair value on a recurring basis.

	For the year ended December 31,
(Dollars in thousands)	2021	2020
Loans held for investment
Beginning balance	$8,037	$4,063
Transfers from loans held for sale	5,038	5,217
Gains (losses):
Recorded in "Mortgage banking activities"	(462)	123
Repayments	(2,613)	(1,366)
Ending balance	$10,000	$8,037
There were $98 thousand in loans held for investment measured at fair value that were on nonaccrual status or 90 days past due with a fair value of $93 thousand as of December 31, 2021. There were $105 thousand in loans held for investment measured at fair value that were on nonaccrual status or 90 days past due with a fair value of $109 thousand as of December 31, 2020.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment.
As of December 31, 2021 and December 31, 2020, the aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Aggregate fair value	$12,902	$43,482
Contractual balance	12,527	41,808
Unrealized gain	375	1,674
The total amount of gains as a result of changes in fair value of loans held for sale included in "Mortgage banking activities" for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Change in fair value	$(1,299)	$1,295	$296
Assets measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Impaired loans:
Commercial and industrial	$272
Residential real estate	488
Mortgage servicing rights	8,279
Other real estate owned	201
Total	$9,240
December 31, 2020
Impaired loans:
Commercial and industrial	$1,270
Mortgage servicing rights	3,981
Total	$5,251
The Company recorded specific reserves of $82 thousand and $95 thousand to reduce the value of the impaired loans noted above at December 31, 2021 and December 31, 2020, respectively, based on the estimated fair value of the underlying collateral. The Company also recorded $246 thousand of chargeoffs during the year ended December 31, 2021 related to the impaired loans at fair value. There were chargeoffs of $315 thousand related to impaired loans at fair value during the year ended December 31, 2020.
There were no write downs recorded in other real estate owned during the years ended December 31, 2021 or December 31, 2020.
The table below presents quantitative information about the significant unobservable inputs for assets measured at fair value on a nonrecurring basis at December 31, 2021 and December 31, 2020:

(Dollars in thousands)	Fair Value at December 31, 2021	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$760	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	5.00-100.00%
Mortgage servicing rights	8,279	Discounted cash flow	Prepayment speed	6.28%
			Discount rate	8.00%
Other real estate owned	201	Appraisal of property	Discounted appraisal value	11.00%

(Dollars in thousands)	Fair value at December 31, 2020	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,270	Discounted appraisals; estimated net realizable value of collateral	Collateral discounts	10.00-90.00%
Mortgage servicing rights	3,981	Discounted cash flow	Prepayment speed	8.71%
			Discount rate	7.75%
The carrying amounts and estimated fair values of financial instruments, excluding those previously presented unless otherwise noted, at December 31, 2021 and December 31, 2020 are noted in the table below.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Financial assets:
Cash and cash equivalents	$330,146	$29,812	$300,334	$—	$330,146
Other investments	14,398	—	—	—	N/A
Net loans	1,631,346	—	—	1,648,443	1,648,443
Accrued interest receivable	6,398	—	1,886	4,512	6,398
Financial liabilities:
Deposits	2,040,082	—	2,061,670	—	2,061,670
Borrowings	178,682	—	181,306	—	181,306
Subordinated notes	29,694	—	31,314	—	31,314
Accrued interest payable	766	—	766	—	766
December 31, 2020
Financial assets:
Cash and cash equivalents	$264,071	$25,245	$238,826	$—	$264,071
Other investments	14,398	N/A	N/A	N/A	N/A
Net loans	1,701,240	—	—	1,740,093	1,740,093
Accrued interest receivable	7,511	—	1,460	6,051	7,511
Financial liabilities:
Deposits	1,963,312	—	2,022,399	—	2,022,399
Borrowings	185,684	—	192,546	—	192,546
Subordinated notes	44,592	—	45,902	—	45,902
Accrued interest payable	1,081	—	1,081	—	1,081
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

The following table presents the notional amount and fair value of the Company's derivative instruments held or issued in connection with customer initiated and mortgage banking activities:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$148,862	$5,426	$136,023	$12,515
Forward contracts related to mortgage loans to be delivered for sale	6,199	29	10,191	46
Interest rate lock commitments	35,263	418	91,531	2,194
Total derivatives included in other assets	$190,324	$5,873	$237,745	$14,755
Included in other liabilities:
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$148,862	$5,426	$136,023	$12,515
Forward contracts related to mortgage loans to be delivered for sale	29,767	49	92,899	423
Interest rate lock commitments	546	—	—	—
Total derivatives included in other liabilities	$179,175	$5,475	$228,922	$12,938

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

		For the year ended December 31,
(Dollars in thousands)	Location of Gain (Loss)	2021	2020	2019
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking activities	$1,620	$(5,011)	$(509)
Interest rate lock commitments	Mortgage banking activities	(1,776)	1,938	58
Total loss recognized in income		$(156)	$(3,073)	$(451)

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial condition	Financial instruments	Collateral (received)/posted	Net amount
December 31, 2021
Offsetting derivative assets:
Customer initiated derivatives	$5,426	$—	$5,426	$—	$—	$5,426
Offsetting derivative liabilities:
Customer initiated derivatives	5,426	—	5,426	—	10,383	(4,957)
December 31, 2020
Offsetting derivative assets:
Customer initiated derivatives	$12,515	$—	$12,515	$—	$—	$12,515
Offsetting derivative liabilities:
Customer initiated derivatives	12,515	—	12,515	—	15,383	(2,868)
NOTE 18—PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

(Dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$7,442	$25,779
Investment in banking subsidiary	263,229	232,671
Investment in captive insurance subsidiary	—	1,625
Income tax benefit	59	355
Other assets	46	63
Total assets	$270,776	$260,493
Liabilities
Subordinated notes	$29,694	$44,592
Accrued expenses and other liabilities	991	574
Total liabilities	30,685	45,166
Shareholders' equity	240,091	215,327
Total liabilities and shareholders' equity	$270,776	$260,493

Statements of Income and Comprehensive Income—Parent Company

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Income
Dividend income from bank subsidiary	$—	$41,500	$—
Dividend income from captive subsidiary	1,629	815	860
Total income	$1,629	$42,315	$860
Expenses
Interest on borrowed funds	—	40	4
Interest on subordinated notes	1,863	2,537	1,074
Other expenses	1,787	1,238	1,196
Total expenses	$3,650	$3,815	$2,274
Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	(2,021)	38,500	(1,414)
Income tax expense	909	781	427
Equity in (overdistributed) undistributed earnings of subsidiaries	33,590	(18,868)	17,098
Net income	$32,478	$20,413	$16,111
Other comprehensive income (loss)	(5,237)	4,590	5,344
Total comprehensive income, net of tax	$27,241	$25,003	$21,455

Statements of Cash Flows—Parent Company

	For the year ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$32,478	$20,413	$16,111
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	(33,590)	18,868	(17,098)
Stock based compensation expense	100	101	74
Net change in other assets, net	313	201	(205)
Net change in other liabilities, net	437	59	257
Net cash (used in) provided by operating activities	(262)	39,642	(861)
Cash flows from investing activities
Cash used in acquisitions	—	(67,944)	—
Net cash used in investing activities	—	(67,944)	—
Cash flows from financing activities
Preferred stock offering, net of issuance costs	—	23,372	—
Net proceeds from issuance of subordinated debt	—	—	29,487
Pay down of subordinated debt	(15,000)	—	—
Share buyback - redeemed stock	(1,364)	(2,648)	(2,165)
Preferred stock dividends paid	(1,875)	(479)	—
Common stock dividends paid	(1,756)	(1,469)	(1,160)
Proceeds from exercised stock options	1,920	95	219
Net cash (used in) provided by financing activities	(18,075)	18,871	26,381
Net increase (decrease) in cash and cash equivalents	(18,337)	(9,431)	25,520
Beginning cash and cash equivalents	25,779	35,210	9,690
Ending cash and cash equivalents	$7,442	$25,779	$35,210
NOTE 19—EARNINGS PER COMMON SHARE
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

The calculation of basic and diluted earnings per share using the two-class method for the periods noted below was as follows:

	For the year ended December 31,
(In thousands, except per share data)	2021	2020	2019
Net income	$32,478	$20,413	$16,111
Preferred stock dividends	1,875	479	—
Net income available to common shareholders	30,603	19,934	16,111
Net income allocated to participating securities	441	244	159
Net income allocated to common shareholders (1)	$30,162	$19,690	$15,952
Weighted average common shares - issued	7,648	7,723	7,733
Average unvested restricted share awards	(112)	(96)	(78)
Weighted average common shares outstanding - basic	7,536	7,627	7,655
Effect of dilutive securities:
Weighted average common stock equivalents	114	59	115
Weighted average common shares outstanding - diluted	7,650	7,686	7,770
EPS available to common shareholders
Basic earnings per common share	$4.00	$2.58	$2.08
Diluted earnings per common share	$3.95	$2.57	$2.05
(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.
There were no common stock options excluded in computing diluted earnings per share for the year ended December 31, 2021 compared to 117,334 and 30,000 shares of common stock options that were excluded in computing diluted earnings per common share for the years ended December 31, 2020 and 2019, respectively, because they were anti-dilutive.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present the unaudited quarterly financial data for the years ended December 31, 2021 and 2020:

	For the year ended December 31, 2021
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$21,551	$21,737	$22,322	$21,040
Interest expense	2,394	2,121	1,807	1,729
Net interest income	19,157	19,616	20,515	19,311
Provision for (recovery of) loan losses	265	540	(1,189)	(341)
Net interest income after provision for (recovery of) loan losses	18,892	19,076	21,704	19,652
Noninterest income	7,278	4,326	6,041	4,727
Noninterest expense	15,139	14,588	15,989	16,123
Income before income taxes	11,031	8,814	11,756	8,256
Income tax provision	2,072	1,835	2,291	1,181
Net income	8,959	6,979	9,465	7,075
Preferred stock dividends	469	469	468	469
Net income attributable to common shareholders	$8,490	$6,510	$8,997	$6,606
Earnings per common share:
Basic	$1.11	$0.85	$1.19	$0.85
Diluted	1.10	0.84	1.16	0.85
Cash dividends declared per common share	0.06	0.06	0.06	0.06

	For the year ended December 31, 2020
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$19,817	$20,396	$20,245	$22,181
Interest expense	4,997	4,163	3,648	3,075
Net interest income	14,820	16,233	16,597	19,106
Provision for loan losses	489	5,575	4,270	1,538
Net interest income after provision for loan losses	14,331	10,658	12,327	17,568
Noninterest income	4,690	7,789	9,125	8,110
Noninterest expense	14,562	15,083	15,126	15,461
Income before income taxes	4,459	3,364	6,326	10,217
Income tax provision	349	643	1,117	1,844
Net income	4,110	2,721	5,209	8,373
Preferred stock dividends	—	—	—	479
Net income attributable to common shareholders	$4,110	$2,721	$5,209	$7,894
Earnings per common share:
Basic	$0.53	$0.35	$0.68	$1.02
Diluted	0.53	0.35	0.67	1.02
Cash dividends declared per common share	0.05	0.05	0.05	0.05

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Chief Executive Officer and our Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act as we availed ourselves of the exemptions available to us under the JOBS Act.
Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B – Other Information
None.
Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

    Information required by this item is set forth under the headings “Proposal 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

Item 11 - Executive Compensation

    Information required by this item is set forth under the headings "Executive Compensation," "Corporate Governance and the Board of Directors - Director Compensation," and "Corporate Governance and the Board of Directors - Compensation
Committee Interlocks and Insider Participation" appearing in the Company's Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2021. Additional information regarding stock incentive plans is presented in Note 12 to the consolidated financial statements included pursuant to Item 8 to this Form 10-K.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	224,561	$17.22	120,827
Equity compensation plans not approved by shareholders (2)	—	—	—
Total	224,561	$17.22	120,827

(1) Column (a) includes outstanding stock options granted from the Level One Bancorp, Inc. 2007 Stock Option Plan. Column (c) reflects the remaining share reserve under the Level One Bancorp, Inc. 2018 Equity Incentive Compensation Plan attributable to the initial 250,000 shares reserved for issuance.
(2) Reflects the Level One Bancorp, Inc. 2014 Equity Incentive Plan. As of December 31, 2021, there were no outstanding options, warrants or rights under the plan, and no additional awards may be granted under the plan.
Other information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.
Item 14 - Principal Accountant Fees and Services.
Plante & Moran, PLLC, Auburn Hills, Michigan (PCAOB ID 166) is the Company's independent registered public accounting firm.
Information required by this item is set forth under the heading "Proposal 2 - Ratification of the Appointment of Plante & Moran, PLLC as our Independent Registered Public Accounting Firm" appearing in the Company's Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC within 120 days after December 31, 2021, which is incorporated herein by reference.

PART IV

Item 15 - Exhibits
(a) The following documents are filed as part of this report:
(1) Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets –December 31, 2021 and 2020
Consolidated Statements of Income – Years Ended December 31, 2021, 2020, 2019
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2021, 2020, 2019
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2021, 2020, 2019
Consolidated Statements of Cash Flows – Years Ended December 31, 2021, 2020, 2019
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
All schedules are omitted as such information is inapplicable or is included in the financial statements.
(3) Exhibits:
The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of November 4, 2021, between First Merchants Corporation and Level One Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed November 4, 2021.

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

10.2*
Employment Agreement, dated as of May 6, 2020, among Level One Bancorp, Inc., Level One Bank and Timothy Mackay (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2021)

10.3*
Amendment to Employment Agreement, dated as of July 16, 2021, among the Company, the Bank and Timothy Mackay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 20, 2021)

10.4*
Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and Gregory Wernette (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 8, 2020).

10.5*
Employment Agreement, dated May 6, 2020, among Level One Bancorp, Inc., Level One Bank and David Walker (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 8, 2020).

10.6*
Form of Level One Bank Supplemental Executive Retirement Plan, dated June 18, 2015 (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.7*
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

10.10*	Level One Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.11*
Form of Restricted Stock Award Agreement under the Level One Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.12*	Form of Level One Executive Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.13*	Level One Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-1 (File no. 333-223866) filed March 23, 2018).

10.14*
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

10.18*
Form of Level One Bancorp, Inc. 2018 Equity Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.11 to the Company’s registration statement on Form S-8 (File no. 333-224500) filed April 27, 2018).

10.19*
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
December 31, 2021, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of
Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v)
Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates management contract or compensatory plan or arrangement.
Item 16 - Form 10-K Summary

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level One Bancorp, Inc.

Date: March 11, 2022	By:	/s/	Patrick J. Fehring
Patrick J. Fehring
Chief Executive Officer
(principal executive officer)

Date: March 11, 2022	By:	/s/	David C. Walker
David C. Walker
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. FEHRING	Director, Chief Executive Officer	March 11, 2022
Patrick J. Fehring	(principal executive officer)

/s/ DAVID C. WALKER	Executive Vice President and Chief Financial Officer	March 11, 2022
David C. Walker	(principal financial officer)

/s/ BARBARA E. ALLUSHUSKI	Director	March 11, 2022
Barbara E. Allushuski

/s/ VICTOR L. ANSARA	Director	March 11, 2022
Victor L. Ansara

/s/ JAMES L. BELLINSON	Director	March 11, 2022
James L. Bellinson

/s/ MICHAEL A. BRILLATI	Director	March 11, 2022
Michael A. Brillati

/s/ SHUKRI W. DAVID	Director	March 11, 2022
Shukri W. David

/s/ THOMAS A. FABBRI	Director	March 11, 2022
Thomas A. Fabbri

/s/ JACOB W. HAAS	Director	March 11, 2022
Jacob W. Haas

/s/ MARK J. HERMAN	Director	March 11, 2022
Mark J. Herman

/s/ STEVEN H. RIVERA	Director	March 11, 2022
Steven H. Rivera

/s/ STEFAN WANCZYK	Director	March 11, 2022
Stefan Wanczyk